Form 10QSB/A
period 1997-01-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1997-03-27
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB/A

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     January 31, 1997

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT

For the transition period from                to
Commission file number                      0-21961

                     Voyager Group USA-Brasil, Ltd.
                (Exact name of small business issuer as
                      specified in its charter)


          Nevada                                              76-0487709
State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)

       6354 Corte Del Abeto, Suite F, Carlsbad, California 92009
              (Address of principal executive offices)

              (619) 603-0999
        Issuer's telephone number



(Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer  (1) filed all reports required to be filed by
Section  13  or  15(d) of the Exchange Act during the past  12 months
(or for such  shorter period  that the registrant was required  to file such reports),  and  (2) has been subject to such filing requirements
for the past  90 days.    Yes   X      No




APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No


APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:    March 12, 1997   3,350,000

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)
                                  January 31, 1997      July 31, 1996

ASSETS

Current Assets:
  Cash                                  $  881,681        $  322,787
  Inventory                                  4,326             4,326
  Prepaid Expenses                         266,667             1,311
  Accounts Receivable                       14,337                 -

     Total Current Assets                1,167,011           328,424

Fixed Assets, at Cost:
  Furniture and Equipment                  113,179            54,598
  Leasehold Improvements                     6,545                 -
    Less - Accumulated
      Depreciation                         (21,581)          (13,525)

     Total Fixed Assets                     98,143            41,073

Other Assets:
  Organization Costs, Net                    1,120             1,300
  Intangible Assets, Net                       612               715
  Deposits                                  11,820             5,032

     Total Other Assets                     13,552             7,047

     Total Assets                       $1,278,706        $  376,544

                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)
                                  January 31, 1997      July 31, 1996


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                      $   95,820       $   30,646
  Accrued Liabilities                       96,162           37,282
  Accrued Commissions                      115,435           13,435
  Accounts Payable - Related
    Party                                        -                -

     Total Current Liabilities             307,417           81,363

Stockholders' Equity
  Preferred Stock, $.001 par
    value;
    5,000,000 shares authorized;
    431 shares issued and
    outstanding                                  1                1
  Premium on Preferred Stock               155,331          155,331
  Common Stock; $.001 par value;
    50,000,000 shares authorized;
    3,350,000 and 2,980,000
    shares issued and outstanding
    January 31. 1997 and
    July 31, 1996, respectively              3,350            2,950
  Additional Paid-in Capital               582,604           38,004
  Retained Earnings                        230,003           98,895

     Total Stockholders' Equity            971,289          295,181

     Total Liabilities, and
       Stockholders' Equity             $1,278,706         $376,544















The accompanying notes are an integral part of these consolidated financial statements.



               VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                   (Unaudited)              (Unaudited)
                                   For the Three            For the Six
                                   Months Ended             Months Ended
                                   January 31,               January 31,
                                1997        1996          1997        1996

Sales, Net                $1,014,126    $137,896    $1,987,601    $237,896

Cost of Sales                243,998      90,278       483,033     159,509

     Gross Margin            770,128      47,618     1,504,568      78,387

Selling, General &
  Administrative             691,981      35,339     1,279,460      57,179

Other Income (Expense)
  Interest                         -           -              -           -

Income (Loss) Before Income
  Taxes                       78,147      12,279        225,108      21,208

Income Taxes                  39,200       2,613         94,000       2,613

Net Income                $   38,947     $ 9,666     $  131,108    $ 18,595

Earnings Per Common Share:
  Primary                 $      .01    $    .01      $     .04    $    .02
  Fully Diluted           $        -    $      -      $     .01    $      -

Weighted Average Shares
  Outstanding

  Primary                   3,350,000   1,012,000     3,350,000     1,012,000
  Fully Diluted            10,610,000   6,562,184    10,610,000     6,562,184












The accompanying notes are an integral part of these consolidated financial statements.


          VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                 (Unaudited)
                                               Six Months Ended
                                                   January 31,
                                                1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                    $131,108   $ 18,595
Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:
    Depreciation and Amortization                8,339      3,417

  Changes in Assets and
    Liabilities-
      Increase in Accounts
        Receivable                             (14,337)   (27,914)
      Increase in Prepaid
        Expenses                              (265,356)         -
      Decrease in Inventory                          -      1,500
      Increase in Other Assets                  (6,788)      (800)
      Increase in Accounts
        Payable                                 65,174      1,697
      Decrease in Related Party
        Payable                                      -     (1,674)
      Increase in Accrued
        Liabilities                             58,880     12,498
      Increase in Accrued
        Commissions                            102,000          -

   Net Cash Provided by Operating
     Activities                                 79,020      7,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Furniture and Equipment               (65,126)    (6,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock                                      -          -
Proceed from Issuance of
  Common Stock                                 545,000          -
   Net Cash Provided by
     Financing Activities                      545,000          -
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                  558,894      1,260
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          322,787     10,538
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $881,681   $ 11,798




VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

                                                  (Unaudited)
                                               Six Months Ended
                                                 January 31,
                                               1997       1996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Year For:
    Interest                                $      -     $      -
    Income Taxes                            $ 33,809     $  1,553

On October 27, 1996 the Company issued 150,000 shares of common stock in exchange for advertising and promotional services to be performed within a 36 month period.


































The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JANUARY 31, 1997
(Unaudited)


1.     Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 1997, are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1996.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 1996.

Results of Operations - Gross revenues increased due in part to additional products introduced in 1996. The customer base increased by nearly 10,000 distributors during 1996 and is currently increaseing at about 2,000 per month. Customers with repeat business accounted for a majority of the revenues generated. Although the Company has performed work for it's customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. Generally the Company has adequate funds for its activities, from time to time in the past the Company has relied on short-term borrowing and the issuance of restricted common stock to fund current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the foreseeable future and that it will no longer seek loans from principal shareholders.

     The increase in liquidity and capital resources reflects the increases attributable to the issuance of preferred and common stock as well as cash generated from operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended January 31, 1997, operating activities provided cash of $79,000 as compared to net cash provided of $172,000 for the year ended July 31, 1996.

     Cash flows used in investing activities is primarily due to the acquisition of $65,000 and $42,000 of computer equipment and office furniture for the six months ended January 31, 1997 and July 31, 1996.

     Financing activities provided $545,000 and $182,000 for the six months
ended January 31, 1997 and July 31, 1996.   The increase in cash flow from
financing activities was primarily from the sale of preferred and common stock.

     Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending July 31, 1997 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.









PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the six months ended January 31, 1997.

SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.

              (Registrant)





DATE:
 March 27, 1997                     By:     /s/
                                    William Clapham, President
                                    (Principal financial and
                                     Accounting Officer)