Form 10QSB
period 1997-10-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1997-12-16
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                U.S. Securities and Exchange Commission

                       Washington, D.C.  20549

                            Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      October 31, 1997


       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             EXCHANGE ACT

             For the transition period from          to
                   Commission file number          0-21961

                       Voyager Group USA-Brazil, Ltd..
                  (Exact name of small business issuer as
                       specified in its charter)


             Nevada                                  76-0487709
    (State or other jurisdiction                   (IRS Employer
  of incorporation or organization)                Identification No.)

              6354 Corte Del Abeto, Suite F, Carlsbad, California 92009
                    (Address of principal executive offices)

                              (760) 603-0999
                         Issuer's telephone number



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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 12, 1997
3,850,000

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                                           (Unaudited)
                                         October 31, 1997      July 31, 1997

ASSETS

Current Assets:
  Cash                                      $ 404,104             $419,332
  Inventory                                   123,612              165,212
  Prepaid Expenses                             63,105               56,318
  Accounts Receivable                          16,983               16,789

     Total Current Assets                     607,804              657,651

Fixed Assets, at Cost:
  Furniture and Equipment                     138,760              138,760
  Leasehold Improvements                        6,741                6,741
    Less - Accumulated
      Depreciation                            (53,855)             (44,925)

                                               91,646              100,576

Other Assets:
  Deferred Tax Benefit                         89,867               96,867
  Intangible Assets, Net                        1,307                1,449
  Deposits                                      5,327                5,252

     Total Other Assets                        96,501              103,568

     Total Assets                           $ 795,951             $861,795


                  VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (Continued)


                                           (Unaudited)
                                         October 31, 1997      July 31, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                        $   59,767             $130,675
  Accrued Liabilities                         40,213               46,267
  Accrued Commissions                        142,501              146,027

     Total Current Liabilities               242,481              322,969

Stockholders' Equity
  Preferred Stock, $.001 par
    value;
    5,000,000 shares authorized;
    431 shares issued and
    outstanding                                    1                    1
  Premium on Preferred Stock                 155,331              155,331
  Common Stock to be Issued                        -                  300
  Common Stock; $.001 par value;
    50,000,000 shares authorized;
    3,350,000 and 2,980,000
    shares issued and outstanding
    October 31. 1997 and
    July 31, 1997, respectively                3,850                3,550
  Additional Paid-in Capital                 920,489              920,489
  Retained Earnings (Deficit)               (526,201)            (540,845)

     Total Stockholders' Equity              553,470              538,826

     Total Liabilities, and
       Stockholders' Equity                $ 795,951             $861,795








The accompanying notes are an integral part of these consolidated financial statements.

              VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                        (Unaudited)
                                                       For the Three
                                                        Months Ended
                                                        October 31,
                                                 1997                 1996

Sales, Net                                   $ 872,302             $1,020,640

Cost of Sales                                  263,828                347,018

     Gross Margin                              608,474                673,622

Selling & Marketing                            475,379                879,031
Research and Development                         2,418                      -
General & Administrative                       112,452                171,397

     Total Expenses                            590,249              1,050,428

     Operating Income (Loss)                    18,225               (376,806)

Other Income (Expense)
  Interest                                       3,419                      -

Income (Loss) Before Income
  Taxes                                         21,644               (376,806)

Income Taxes                                         -                      -
Deferred Tax (Benefit)                           7,000                (60,289)

Net Income (Loss)                           $   14,644             $ (316,517)
Earnings Per Common Share:
  Primary
                                            $        -             $     (.11)
  Fully Diluted
                                            $        -             $        -

Weighted Average Shares
  Outstanding

  Primary                                    3,850,000              2,958,333
  Fully Diluted                              8,910,000              7,268,333

The accompanying notes are an integral part of these consolidated financial statements.

                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents


                                                        (Unaudited)
                                                     Three Months Ended
                                                        October 31,
                                                   1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $ 14,644          $(316,517)
Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:
    Depreciation and Amortization                  9,072              3,994
    Common Stock in exchange for Services              -            230,268
    Change in Deferred Tax Asset                   7,000                  -

  Changes in Assets and
    Liabilities-
      Increase in Accounts
        Receivable                                  (194)                 -
      Increase in Prepaid
        Expenses                                  (6,787)          (146,155)
      (Increase)Decrease in Inventory             41,600                  -
      Increase in Other Assets                       (75)            (5,267)
      Increase (Decrease) in Accounts
        Payable                                  (70,908)            15,000
      Increase (Decrease) in Accrued
        Liabilities                               (6,054)           (35,120)
      Increase (Decrease) in Accrued
        Commissions                               (3,526)           291,610

   Net Cash Provided by(Used) Operating
     Activities                                  (15,228)            37,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Furniture and Equipment                       -            (49,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Issuance of Common Stock                  -            150,000

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    (15,228)           138,219
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            419,332            322,787
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                 $404,104           $461,006


                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Continued)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash Paid During the Year For:
    Interest                                   $     34            $      -
    Income Taxes                               $      -            $ 33,809

On October 27, 1996 the Company issued 150,000 shares of common stock in exchange for advertising and promotional services to be performed within a 36 month period.

The accompanying notes are an integral part of these consolidated financial statements.


             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                              (Unaudited)


1.     Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-SB for the year ended July 31, 1997.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's report on Form 10-SB for the year ended July 31, 1997.

Results of Operations - During the Quarter ended October 31, 1997 the Company concentrated on improving the profitability of the company by decreasing general and administrative expenses and partially restructuring the calculation of the selling price of various products as well as the related sales commission expenses. During the Quarter ended October 31, 1996 the Company incurred a one time marketing expense which resulted in the selling and marketing expenses being in excess of the gross margin generated from the sales. Customers with repeat business accounted for a majority of the revenues generated. Although the Company has provided products for its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. Generally the Company has adequate funds for its activities. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

     The increase in liquidity during the quarter was primarily from cash generated from operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended October 31, 1997, operating activities used cash of $15,000 as compared to net cash provided of $38,000 for the quarter ended October 31, 1996.

     Cash flows used in investing activities is primarily due to the acquisition of $50,000 of computer equipment and office furniture for the three months ended October 31, 1996.

     Financing activities provided $150,000 for the three months ended October
31, 1996.   The increase in cash flow from financing activities  was primarily from the sale of preferred and common stock.

     Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending July 31, 1998 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On May 13, 1997, James R Parker (Plaintiff) filed a Complaint for Damages against various individuals and the Voyager Group, Inc. in Superior Court of the State of California in and for the County of Sacramento (Case No. 97AS02458). The complaint alleges that the Voyager Group, Inc. and its directors, officers, agents and shareholders among others, promised to pay the Plaintiff approximately 781,250 share of the Voyager Group. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $2,900,000, plus attorney fees and interest. During November 1997, the Company successfully negotiated to settle all claims by issuing 300,000 shares of restricted common stock to Mr. Parker.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended October 31, 1997.













SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.

              (Registrant)





DATE:
        December 15, 1997               By:  /s/

                                    William Clapham, President
                                     (Principal financial and
                                     Accounting Officer)