Form 10QSB/A
period 1996-10-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1998-02-17
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

          	U.S. Securities and Exchange Commission

                	Washington, D.C.  20549


                     	Form 10-QSB/A


(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  				SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    October 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	     EXCHANGE ACT

      For the transition period from        to
      Commission file number             0-21961

                Voyager Group USA-Brasil, Ltd..
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


               	APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

    January 13, 1998   3,550,000

   	Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X




	PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements





        VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS


                                           (Unaudited)
ASSETS                                   October 31, 1996      July 31, 1996

Current Assets:
  Cash                                       $    320,449         $  322,787
  Inventory                                         4,326              4,326
  Prepaid Expenses                                      -              1,311

     Total Current Assets                         324,775            328,424

Fixed Assets, at Cost:
  Furniture and Equipment                          97,647             54,598
  Leasehold Improvements                            6,545                  -
    Less - Accumulated
      Depreciation                                (17,410)           (13,525)

                                                   86,782             41,073
Other assets:
  Deferred Tax Benefit                             60,289                  -
  Organization Costs, Net                           1,210              1,300
  Intangible Assets, Net                              696                715
  Deposits                                         10,299              5,032

     Total Other Assets                            72,494              7,047

     Total Assets                            $    484,051         $  376,544




         VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS(Continued)


                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY       October 31,1996     July 31, 1996

Current Liabilities:
  Accounts Payable                            $     45,646        $   30,646
  Accrued liabilities                                2,162            37,282
  Accrued Commissions                              307,579            13,435

    Total Current Liabilities                      355,387            81,363

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 431 shares
    issued and outstanding                               1                 1
  Premium on Preferred Stock                       155,331           155,331
  Common Stock; $.001 par
    value; 50,000,000 shares
    authorized; 3,100,000 and
    2,950,000 shares issued
    and outstanding October
    31, 1996 and July 31,
    1996, respectively                               3,100            2,950
  Additional Paid-in Capital                       187,854           38,004
  Retained Earnings                               (217,622)          98,895

    Total Stockholders' Equity                     128,664          295,181

    Total Liabilities, and
      Stockholders' Equity                    $    484,051       $  376,544






The accompanying notes are an integral part of these consolidated financial statements.




        VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME


                                                      (Unaudited)
                                                     For the Three
                                                      Months Ended
                                                        October 31,
                                                    1996          1995
Sales, Net                                  $    1,020,640  $    100,702
Cost of Sales                                      347,018        35,880

     Gross Margin                                  673,622        64,822

Selling & Marketing                                879,031        64,449
General & Administrative                           171,397         6,482

     Total Expenses                              1,050,428        70,931

     Operating Income (Loss)                      (376,806)       (6,109)

Other Income (Expense)
  Interest                                               -             -

Income (Loss) Before Income Taxes                 (376,806)       (6,109)

Income Taxes                                        60,289             -

Net Income (Loss)                           $     (316,517) $     (6,109)

Earnings Per Common Share:

Weighted Average Shares Outstanding              2,958,333       900,000

Earnings Per Common Share:                  $        (0.11) $      (0.01)







The accompanying notes are an integral part of these consolidated financial statements.


        VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       (Unaudited)
                                                      For the Three
                                                       Months Ended
                                                        October 31,
                                                     1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                $(316,517)      $(6,109)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used
in Operating Activities:
  Depreciation and Amortization                      3,994         1,710
  Common Stock for services                        150,000             -
  Changes in Assets and Liabilities-
  (Increase) in Accounts Receivable                      -        (1,901)
   Decrease in Prepaid Expenses                      1,311         3,274
  (Increase) Decrease in Inventory                       -        (1,500)
  (Increase) in Other Assets                       (65,556)            -
   Increase in Accounts Payable                     15,000           389
  (Decrease) in Accrued Liabilities                (35,120)            -
   Increase in Accrued Commissions                 294,144         9,666

Net Cash Provided by Operating
Activities                                          47,256         5,529

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase Furniture and Equipment                   (49,594)       (6,060)

CASH FLOWS FROM FINANCING ACTIVITIES:

Preferred Stock                                          -             -

Proceeds from Issuance of Common Stock                   -         2,800

Net Cash Provided by Financing Activities                -         2,800

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                        (2,338)        2,269

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               322,787        10,538

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                         $  320,449     $  12,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid During the Year For:
    Interest                                             -             -
    Income Taxes                                   $33,809        $1,553



On October 27, 1996 the Company issued 150,000 shares of common stock in exchange for advertising and promotional services to be performed within a 36 month period.






The accompanying notes are an integral part of these consolidated financial statements.



         VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED OCTOBER 31, 1996
                           (Unaudited)


   1.Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1996, are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1996.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 1996.

Results of Operations - Gross revenues increased due in part to additional products introduced in 1996. The customer base increased by nearly 10,000 distributors during 1996 and is currently increasing at about 2,000 per month. Customers with repeat business accounted for a majority of the revenues generated. Although the Company has performed work for its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

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


     The increase in liquidity and capital resources reflects the increases attributable to the issuance of preferred and common stock as well as cash generated from operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended October 31, 1996, operating activities provided cash of $38,000 $47,000 as compared to net cash provided of $172,000 for the year ended July 31, 1996.

     Cash flows used in investing activities is primarily due to the acquisition of $50,000 and $42,000 of computer equipment and office furniture for the three months ended October 31, 1996 and for the year ended July 31, 1996, respectively.

     Financing activities provided $0 for the three months ended October 31,
1996 and $187,000 for the year ended July 31, 1996.   The increase in cash
flow from financing activities was primarily from the sale of preferred and common stock.


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

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    The Company did not file a report on Form 8-K during the three months ended October 31, 1996.



                            SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.

             (Registrant)





DATE:
            February 17, 1998           By:     /s/
                                                William Clapham, President
                                               (Principal financial and
                                                Accounting Officer)