Form 10QSB/A
period 1997-01-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1998-02-17
CIK 1029262

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


                                          (Unaudited)
ASSETS                                   January 31, 1997    July 31, 1996

Current Assets:
  Cash                                       $    440,701       $  322,787
  Inventory                                         4,326            4,326
  Prepaid Expenses                                      -            1,311
  Accounts Receivable                              14,337                -

     Total Current Assets                         459,364          328,424

Fixed Assets, at Cost:
  Furniture and Equipment                         113,179           54,598
  Leasehold Improvements                            6,545                -
    Less - Accumulated
      Depreciation                                (22,395)         (13,525)

                                                   97,329           41,073

Other assets:
  Deferred Tax Benefit                             66,666                -
  Organization Costs, Net                           1,117            1,300
  Intangible Assets, Net                              679              715
  Deposits                                         11,820            5,032

     Total Other Assets                            80,282            7,047

     Total Assets                            $    636,975       $  376,544




         VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS(Continued)


                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY       January 31,1997   July 31, 1996
Current Liabilities:
  Accounts Payable                            $     95,820      $   30,646
  Accrued liabilities                                2,162          37,282
  Accrued Commissions                              198,807          13,435

    Total Current Liabilities                      296,789          81,363

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 431 shares
    issued and outstanding                               1               1
  Premium on Preferred Stock                       155,331         155,331
  Common Stock; $.001 par
    value; 50,000,000 shares
    authorized; 3,350,000 and
    2,950,000 shares issued
    and outstanding January
    31, 1997 and July 31,
    1996, respectively                              3,350           2,950
  Additional Paid-in Capital                      432,604          38,004
  Retained Earnings                              (251,100)         98,895

    Total Stockholders' Equity                    340,186         295,181

    Total Liabilities, and
      Stockholders' Equity                   $    636,975      $  376,544












The accompanying notes are an integral part of these consolidated financial statements.






           VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)          (Unaudited)
                                    For the Three         For the Six
                                    Months Ended          Months Ended
                                     January 31,           January 31,
                                  1997        1996      1997        1996
Sales, Net                    $1,063,311   $ 237,896   $2,083,951  $ 338,598
Cost of Sales                    280,983      84,762      628,001    120,642

     Gross Margin                782,328     153,134    1,455,950    217,956

Selling & Marketing              719,871     148,868    1,598,902    213,317
General & Administrative         102,312      20,240      273,709     26,722

     Total Expenses              822,183     169,108    1,872,611    240,039

     Operating Income (Loss)     (39,855)    (15,974)    (416,661)   (22,083)

Other Income (Expense)
  Interest                             -           -            -          -

Income (Loss) Before Income
Taxes                            (39,855)    (15,974)    (416,661)   (22,083)

Income Taxes                       6,377       4,000       66,666      4,000

Net Income (Loss)             $  (33,478)  $ (11,974)  $ (349,995) $ (18,083)

Earnings Per Common Share:

Weighted Average Shares
Outstanding                    3,350,000     928,000    3,350,000    923,333

Earnings Per Common Share:     $   (0.01)  $    (.01)   $   (0.10) $   (0.02)







The accompanying notes are an integral part of these consolidated financial statements.


        VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)
                                                  For the Six
                                                  Months Ended
                                                   January 31,
                                               1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                           $(349,995)      $(18,083)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Used in Operating
Activities:
  Depreciation and Amortization                 9,089          6,510
  Common Stock for Services                   150,000              -
  Changes in Assets and Liabilities-
  (Increase) in Accounts Receivable           (14,337)       (27,914)
   Decrease in Prepaid Expenses                 1,311              -
  (Increase) Decrease in Inventory                  -          1,500
  (Increase) in Other Assets                  (73,454)        (4,800)
   Increase in Accounts Payable                65,174          1,697
  (Decrease) in Accrued Liabilities           (35,120)         5,972
   Increase in Accrued Commissions            185,372         39,638

Net Cash Provided by Operating
Activities                                    (61,960)         4,520

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase Furniture and Equipment               (65,126)       (6,060)

CASH FLOWS FROM FINANCING ACTIVITIES:

Preferred Stock                                      -             -
Proceeds from Issuance of Common
Stock                                          245,000         2,800

Net Cash Provided by Financing
Activities                                     245,000         2,800

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                   117,914         1,260

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                           322,787        10,538

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                     $  440,701     $  11,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid During the Year For:
    Interest                                         -             -
    Income Taxes                               $33,809        $1,553



On October 27, 1996 the Company issued 150,000 shares of common stock in exchange for advertising and promotional services to be performed within a 36 month period.



















The accompanying notes are an integral part of these consolidated financial statements.

         VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997
                           (Unaudited)


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


     The increase in liquidity and capital resources reflects the increases attributable to the issuance of preferred and common stock. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended January 31, 1997, operating activities used cash of $61,960 as compared to net cash provided of $172,000 for the year ended July 31, 1996.

     Cash flows used in investing activities is primarily due to the acquisition of $65,000 and $42,000 of computer equipment and office furniture for the six months ended January 31, 1997 and for the year ended July 31, 1996, respectively.

     Financing activities provided $245,000 for the six months ended
January 31, 1997 and $187,000 for the year ended July 31, 1996.   The
increase in cash flow from financing activities was primarily from the sale of preferred and common stock.


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