Form 10QSB/A
period 1997-04-30
VOYAGER GROUP USA-BRAZIL LTD
filed 1998-02-17
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                          Form 10-QSB/A


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:     April 30, 1997

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

                                          (Unaudited)
ASSETS                                  April 30, 1997      July 31, 1996

Current Assets:
  Cash                                    $    324,366         $  322,787
  Inventory                                     51,000              4,326
  Prepaid Expenses                              10,770              1,311
  Accounts Receivable                           10,428                  -

     Total Current Assets                      396,564            328,424

Fixed Assets, at Cost:
  Furniture and Equipment                      134,372             54,598
  Leasehold Improvements                         6,545                  -
    Less - Accumulated
      Depreciation                             (28,312)           (13,525)

                                               112,605             41,073

Other assets:
  Deferred Tax Benefit                         129,388                  -
  Organization Costs, Net                        1,025              1,300
  Intangible Assets, Net                           662                715
  Deposits                                      11,820              5,032

     Total Other Assets                        142,895              7,047

     Total Assets                         $    652,064         $  376,544






         VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS(Continued)


                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY April 30,1997 July 31, 1996 Current Liabilities:
  Accounts Payable                         $     32,778       $   30,646
  Accrued liabilities                                 -           37,282
  Accrued Commissions                           183,389           13,435

    Total Current Liabilities                   216,167           81,363

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 431 shares
    issued and outstanding                            1                1
  Premium on Preferred Stock                    155,331          155,331
  Common Stock; $.001 par
    value; 50,000,000 shares
    authorized; 3,550,000 and
    2,950,000 shares issued
    and outstanding January
    31, 1997 and July 31,
    1996, respectively                            3,550           2,950
  Additional Paid-in Capital                    857,404          38,004
  Retained Earnings                            (580,389)         98,895

    Total Stockholders' Equity                  435,897         295,181

    Total Liabilities, and
      Stockholders' Equity                $    652,064       $  376,544












The accompanying notes are an integral part of these consolidated financial statements.






           VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME


                                  (Unaudited)                (Unaudited)
                                 For the Three               For the Nine
                                 Months Ended                Months Ended
                                  April 30,                    April 30,
                              1997        1996             1997        1996
Sales, Net                 $ 928,829   $ 390,517       $3,012,780   $ 729,115
Cost of Sales                279,856     139,141          907,857     259,783

     Gross Margin            648,973     251,376        2,104,923     469,332

Selling & Marketing          960,130     246,025        2,559,032     459,342
General & Administrative      84,685      22,199          358,394      48,921

     Total Expenses        1,044,815     268,224        2,917,426     508,263

  Operating Income (Loss)   (395,842)    (16,848)        (812,503)    (38,931)

Other Income (Expense)
  Interest                     3,831           -            3,831           -

Income (Loss) Before Income
Taxes                       (392,011)    (16,848)        (808,672)    (38,931)

Income Taxes                  62,722       4,200          129,388       8,200

Net Income (Loss)          $(329,289)  $ (12,648)      $ (679,284)  $ (30,731)

Earnings Per Common Share:

Weighted Average Shares
Outstanding                3,394,944     928,000        3,372,099     903,111

Earnings Per Common Share: $   (0.10)  $    (.01)      $    (0.20)  $   (0.03)







The accompanying notes are an integral part of these consolidated financial statements.


        VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
                                                       For the Nine
                                                       Months Ended
                                                          April 30,
                                                      1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                $ (679,284)    $ (30,731)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Used in Operating
Activities:
  Depreciation and Amortization                      15,115         9,764
  Common Stock for Services                         575,000             -
  Changes in Assets and Liabilities-
  (Increase) in Accounts Receivable                 (10,428)            -
   Decrease in Prepaid Expenses                      (9,459)            -
  (Increase) Decrease in Inventory                  (46,674)            -
  (Increase) in Other Assets                       (136,176)       (9,000)
   Increase in Accounts Payable                       2,132        26,367
  (Decrease) in Accrued Liabilities                 (37,282)       18,747
   Increase in Accrued Commissions                  169,954        91,450

Net Cash Provided by Operating
Activities                                         (157,102)      106,597

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase Furniture and Equipment                    (86,319)      (16,063)

CASH FLOWS FROM FINANCING ACTIVITIES:

Preferred Stock                                            -             -

Proceeds from Issuance of Common
Stock                                                245,000         2,800

Net Cash Provided by Financing
Activities                                           245,000         2,800

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                           1,579        93,334

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                 322,787        10,538

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                           $  324,366     $ 103,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid During the Year For:
    Interest                                               -             -
    Income Taxes                                     $33,809        $1,553


On October 27, 1996 the Company issued 150,000 shares of common stock in exchange for advertising and promotional services to be performed within a 36 month period.










The accompanying notes are an integral part of these consolidated financial statements.



         VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED APRIL 30, 1997
                           (Unaudited)


   1.Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 1997, are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1996.

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


     The increase in liquidity and capital resources reflects the increases attributable to the issuance of preferred and common stock. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended April 30, 1997, operating activities used cash of $157,102 as compared to net cash provided of $172,000 for the year ended July 31, 1996.

     Cash flows used in investing activities is primarily due to the acquisition of $86,000 and $42,000 of computer equipment and office furniture for the nine months ended April 30, 1997 and for the year ended July 31, 1996, respectively.

     Financing activities provided $245,000 for the nine months ended April 30, 1997 and $187,000 for the year ended July 31, 1996. The increase in cash flow from financing activities was primarily from the sale of preferred and common stock.


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

    The Company did not file a report on Form 8-K during the nine months ended April 30, 1997.



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