Form 10KSB
period 1997-07-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1998-02-17
CIK 1029262

U.S. Securities and Exchange Commission

                    Washington, D.C.  20549

                           FORM 10-KSB

Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For The Fiscal Year Ended: July 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          To

Commission file number    0-21961


                Voyager Group USA-Brazil, Ltd.
       (Name of Small Business Issuer in its charter)

          Nevada                        76-0487709
  (State or other jurisdiction of     (I.R.S. Employer
   Incorporation or organization)    Identification No.)

 6354 Corte Del Aberto, Suite F, Carlsbad, California  92009
 (Address of principal executive offices)       (Zip Code)

Issuer's telephone number,   (760)-603-0999

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class        Name of each exchange on which
  to be so registered        each class is to be registered

        None                             None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Convertible Preferred Series AA 1996, $0.001 Par Value
(Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing required for the past 90 days.   Yes  X
No

                                                    Total pages:    32
                                             Exhibit Index Page:    30

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ 3,967,363

     As of December 31, 1997, there were 3,550,000 (1 vote per share) common and 431 (10,000 votes per share) preferred shares for a total 7,860,000 shares of the Registrant's voting stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,683,800 computed at the average bid and asked price as of December 31, 1997.

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS)

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes       No

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:     January 13, 1998
3,550,000

                DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

 None

     Transitional Small Business Disclosure Format (check one):
  Yes         ; NO     X


TABLE OF CONTENTS


Item Number and Caption                                             Page

PART I

Item  1.     Description of Business...............................      4

Item  2.          Description of Property..........................     21

Item 3.     Legal Proceedings......................................     21

Item 4.     Submission of Matters to a Vote of Security Holders....     22

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.   22

Item 6.     Management's Discussion and Analysis or Plan of Operations  24

Item 7.     Financial Statements...................................     27

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure...................................     27

PART III

Item  9.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.....     27

Item 10.     Executive Compensation................................     28

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management............................................     28

Item 12.     Certain Relationships and Related Transactions........     29

Item 13.     Exhibits and Reports on form 8-K......................     30





PART I


Item 1.  Description of Business.

(a)  Business Development.

     The Company was first incorporated in the State of Nevada on June 12, 1990 as EEE-Hunter Associates, Inc. On July 27, 1995 the Company changed its domicile to the State of Texas with a plan of reorganization and revival, to merge into a Texas Corporation, EEE-Energy Consultants, Inc. Neither company had any operating activity. On July 2, 1996 the Company changed domicile to Nevada.


     On July 17, 1996 the Company entered into an agreement and plan of reorganization to acquire Voyager Group, Inc. (a Delaware Corporation). In a tax-free corporate reorganization the Company issued 360 shares of restricted convertible preferred stock series AA 1996, par value $0.001, (convertible into 3,600,000 restricted common shares) in exchange for 100% of the issued and outstanding capital stock of Voyager Group, Inc. As a result of the acquisition, Voyager Group, Inc., became a wholly owned subsidiary of the Company. At the same time, the Company sold 56 restricted Convertible Preferred Shares Series AA (convertible to 560,000 restricted common shares par value $0.001) to a Mr. Joe Brazil (not affiliated tot he Company or related to any officer, or director) and Mr. Michael Johnson, for $150,010 ($2,678.75 for each preferred share) under Reg. D- Rule 506 of the Securities and Exchange Act of 1933. Mr. Galus Villard in accordance with the merger agreement returned 15,000,000 restricted common shares to the Company on July 31, 1996. Mr. James Ronald Parker received in July 1996, 15 restricted convertible preferred shares series AA 1996 (convertible to 150,000 restricted common shares) and will be issued 300,000 shares of restricted common stock as a finders fee in connection with said merger and as payment for promotional activities.


     The above stated transaction has been accounted for as a reverse purchase. Income and expense have been presented since the inception of the Delaware Company.

     The consolidated financial statements include the accounts of the Issuer, and its wholly-owned subsidiary, The Voyager Group, Inc. All significant intercompany accounts and transactions have been eliminated.

     Also on July, 17, 1996 the Company changed the name of the Company to Voyager Group-U.S.A.-Brazil, Ltd.

(b)  Business of Issuer.

     The Company's independent distributors distribute dietary supplements and personal care products through a multi-level marketing network. The Company has grown in the level of distributor sponsorship from one thousand distributors in 1995 to 25,000 distributors. The Company has little or no control over the level of sponsorship of new distributors and cannot predict the timing or degree of fluctuations.

     The independent distributors introduce the products and business opportunity to others through word of mouth or various forms of advertising, who in turn, introduce it to even more prospective customer/distributors.
This networking has resulted in the number of distributors increasing each month. There can be no assurance that the number and productivity of the Company's distributors will be sustained at current levels or increased in the future.

     There is no cost or investment to become an independent distributor. The Company's distributors are not required to inventory products because the Company ships directly to the distributor's customers. The results each new distributor can achieve is based upon their own individual efforts, desire and determination. Each independent distributor receives income on product sales to their customers, as well as product sales to additional independent
distributors, who then become part of their sales organization.   The
independent distributors receive monthly residual income from commissions on subsequent product orders placed by those in their sales organization. The Company has limited control over who becomes a distributor.

(1) Distribution System

     The foundation of the Company's sales philosophy and distribution system is network marketing. Products are sold exclusively to or through independent distributors who are not employees of the Company.

     Network marketing is an effective vehicle to distribute the Company's products because (i) a consumer can be educated about a product in person by a distributor, which is more direct than the use of television and print advertisements; (ii) direct sales allow for actual product sampling by a potential consumer; (iii) the impact of distributor and consumer testimonials is enhanced; and (iv) as compared to other distribution methods, distributors can give customers higher levels of service and attention among other things, educating consumers on product benefits and following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases. Under the Company's network marketing system, most independent distributors purchase products either for personal consumption or resale. Direct selling as a distribution channel has been enhanced in the past decade due to advancements in communications, including telecommunication, and the proliferation of the use of videos and fax machines, direct selling companies can now produce high quality videos for use in product education, demonstrations and sponsoring sessions that project a desired image for the Company and the product line. Management believes that high quality sales aids play an important role in the success of distributor efforts. For this reason the Company will in the next 36 months, engage in the production of video and audio cassettes, for the purposes of affecting a more efficient and comprehensive sales tool. Management is committed to fully utilizing current and future technological advances that continue to enhance the effectiveness of direct selling.

     The Company's network marketing program differs from many other network marketing programs in several respects. First, the compensation plan allows the Company distributors to develop a seamless network of down line distributors. Second, the Company order and fulfillment systems eliminate the need for distributors to carry significant levels of inventory. Third, the compensation plan is financially rewarding and can result in commissions to distributors aggregating up to 60% of a product's price. Commissions have averaged 51% of revenue from commission able sales over the past 2 years.

     The Company's revenue is directly dependent upon the efforts of distributors. Growth in sales volume requires an increase in the productivity of distributors and /or growth in the total number of distributors. Because the distributors have contracted directly with the Company, the Company has no control over who becomes a distributor and little or no control over the levels of sponsorship new distributors will be sustained at current levels or increased in the near term. Loss of a distributor, together with a group of distributors or such distributor's down line network, or the loss of a significant number of distributors for any reason, could adversely affect the Company's results of operations.

(2)  Sponsoring

     The Company relies solely on distributors to sponsor new distributors. While the Company provides an optional starter kit, product samples, brochures, magazines and other sales material, distributors are primarily responsible for educating new distributors in their down line with respect to products, the compensation plan, and how to build a successful distributorship. The sponsoring of new distributors creates multiple levels in the network marketing structure. Persons whom a distributor sponsors are referred to as "down line" or "sponsored" distributors. If down line distributors also sponsor, they create additional levels in the structure , but their down line distributors remain part of the same down line network as their original sponsoring distributor.

     Sponsoring activities are not required of distributors, however, because of the financial incentives provided to those who succeed in building a distributor network, the Company believes that most of its distributors attempt, with varying degree of effort and success to sponsor additional distributors. Generally, distributors invite friends family members and acquaintances to sales meetings where company products are presented and where the compensation plan is explained. People are often attracted into becoming distributors after having used company products and become regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from the Company at preferred prices or resale to consumers or for personal consumption. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

(3)   Compensation  Plan

     Management believes that one of the Company's key competitive advantages is the compensation plan. The compensation plan is seamlessly integrated across all markets in which company products are sold. This seamless integration means that the Company's distributor base has total reach and that the knowledge and experience resident in current distributors can be used to build distributor leadership in new markets. The compensation plan allows an individual the opportunity to develop a business, the success of which is based upon that individual's level of commitment, time spent, personal skills, contacts and motivation. For many, a distributorship is a very small business, in which products may be purchased primarily for personal consumption and for resale to relatively few customers. For others, a distributorship becomes a full time occupation. Distributor incentives, based upon knowledge of network marketing distributor compensation plans, the Company believes that the compensation plan is among the most financially rewarding plans offered to distributors by network marketing companies. There are two fundamental ways in which distributors can earn money: (I) through retail markups; and (ii) through a series of commissions on product sales within the distributor's down line.

     Each product carries a specified commission value. Commissions are based on total personal and group sales volume per month. Commission value is essentially based upon a product's cost, net of sales tax. As a distributor's retail business expands and as he or she successfully sponsors other distributors into the business who in turn expand their own business, he or she may qualify to receive a higher percentage of commissions.

(4) Distributor Support

     The Company is committed to providing a high level of support services to the needs of its distributors in each market. The Company meets the needs and builds the loyalty of its distributors with personalized distributor services. A support staff that assists distributors as they build networks of down line distributors. Because many distributors have only a limited number of hours each week to concentrate on their business, management believes that maximizing a distributor's efforts through effective support of each distributor will continue to be important to the success of the Company.

     Through training meetings, annual conventions, distributor focus groups, regular telephone conference calls and personal contacts with distributors, the Company seeks to understand and satisfy the needs of each distributor. The Company provides walk-in, telephonic and computerized fulfillment and tracking services that result in user-friendly, and timely product distribution. In addition, the Company is committed to evaluating new ideas in technology and services, such as automatic product reordering, that the Company can provide to distributors. The Company currently utilizes, teleconferencing and fax services. Internet access including company and product information, ordering abilities and group and person sales volume inquiries is anticipated to be provided to distributors in the future.

(5) Rules Affecting Distributors

     Company distributor agreement, policies and procedures and compensation plan outline the scope of permissible distributor marketing activities. The Company's distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing. Distributors are independent contractors and are thus prohibited from representing themselves as agents or employees of the Company. Distributors are obligated to present the company products and business opportunity ethically and professionally. Distributors agree that the presentation of the Company's business opportunity must be consistent with, and limited to the product claims and representations made in literature distributed by the Company. No medical claims may be made regarding the products, nor may distributors prescribe any particular product as suitable for any specific ailment.

     Distributors must represent that the receipt of commission is based on substantial efforts. Exhibiting commission checks or statements about commission checks is prohibited. Sales aids such as videotapes, promotional clothing, pens, stationary and other miscellaneous items must be produced by or pre-approved by the Company.

     Distributors may not use any form of media advertising not approved by the Company to promote products. Products may be promoted by personal contact or by literature produced by or approved by the Company. Generic business opportunity advertisements without using either the company name may be placed in accordance with certain guidelines in certain markets. Distributors may not use trademarks or other intellectual property of the Company without consent.

     Products may not be sold, and the business opportunity may not be promoted, in traditional retail environments such as food markets, pharmacies and drugstores. Distributors who own or are employed by a service related business such as a doctor's office, hair salon, or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in such a way as to attract the general public into the establishment to purchase products.

     General, distributors can receive commission bonuses if, on a monthly basis (I) the distributor achieves a qualifying personal volume, (ii) the distributor sells and/or consumes at least 70% of personal sales volume, and
(iii) the distributor is not in default of any material policies or procedures.

     The Company reviews alleged reports of distributor misbehavior. If the Company determines that a distributor has violated any of the distributor policies or procedures, it may either terminate the distributor's rights completely or impose sanctions such as warnings, probation, suspension of privileges of a distributorship, fines or penalties, withholding commissions until specified conditions are satisfied, or other appropriate injunctive relief. Distributors terminations based on violation of the companies policies and procedures have aggregated less than 0.50% of the Company's distributor force since inception. Distributors may voluntarily terminate their distributorship at any time.

(6) Payment

     Distributors generally pay for products prior to shipment. The Company carries no account receivable from distributors. Distributors pay for products in one of several ways: cash, money order, check or credit card.

(7) Certain Business Consideration and Risk Factors

     There are certain significant risks facing the Company, many of which are substantial in nature. Stockholders and prospective stockholders in the company should consider carefully the following risks and information in conjunction with the other information contained herein. The statements in this section are historical facts or are forward-looking statements. Reliance on forward-looking statements involve certain risks and uncertainties. Actual results and outcomes may differ materially from those discussed in this section. Factors that might cause such differences include, but are not limited to, the risks and factors discussed below.

     Reliance upon independent distributors of the Company, the Company distributes its products exclusively through independent distributors who have become distributors of the Company. Consequently, distributors can voluntarily terminate being a distributor at any time with the Company. The Company's revenue is directly dependent upon the efforts of these independent distributors, and any growth in future sales volume will require an increase in the productivity of these distributors and /or growth in the total number of distributors. As is typical in the direct selling industry, there is turnover in distributors from year to year, which requires the sponsoring and training of new distributors by existing distributors to maintain or increase distributor force and motivate new and existing distributors. The size of the distribution force can also be particularly impacted by general economic business and a number of intangible factors such as public perception of the Company's products and product ingredients. The Company has limited control over who becomes a distributor. In addition, because distributors are independe nt contractors the Company is not in a position to provide the same level of direction, motivation and oversight as it would with respect to its own employees.

     Potential negative impact of a distributor action can negatively impact the Company and its products. For example, the publicity resulting from distributor activities such as inappropriate earnings claims and product representations by distributors can make the sponsoring and retaining of distributors more difficult, thereby negatively impacting sales. Furthermore, the Company's business and results of operations could be adversely affected if the Company terminates a significant number of distributors or certain distributors who play a key role in the Company's distributor system. There can be no assurance that these or other distributor actions will not have a material adverse effect on the Company or results of operations.

(8) Control by Stockholders: Convertible Preferred Stock Series AA 1996.

     The capitalization of the Company was structured in such a manner as to minimize the possibility of a change in control of the Company without consent of the Preferred stockholders. Consequently, the shares of convertible preferred series AA 1996 enjoy ten thousand to one voting privileges over the common stock until the outstanding of preferred stock constitute less than 10% of the total outstanding shares of common stock. As of April 7, 1997, the preferred stockholders. i.e. management and certain affiliates and non-affiliates shareholders collectively own 100% of the outstanding shares of the preferred stock, representing approximately 56% of the combined voting power of the outstanding shares of common stock. Accordingly, as of such date, the preferred stockholders and certain affiliates and non-affiliates shareholders, acting fully or partially in concert are able to control the election of the Board of Directors of the Company and thus the direction and future operations of the Company without supporting vote of any other of the companies common shareholders, including decisions regarding acquisitions and other business opportunities, the declaration of dividends and the issuance of addition shares of preferred and other securities.

(9) Reliance and Concentration of Outside Manufactures

     All the Company's products are currently produced by manufactures unaffiliated with the Company. The Company's profit margins and its ability to deliver its existing products on a timely basis are dependent upon the ability of the Company's outside manufactures to continue to supply products in a timely and cost efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market depends in part upon the ability of suitable outside manufactures to reformulate existing products, if necessary to comply with local regulations or market environments, for introduction into such markets. Finally, the development of additional new products in the future will likewise be dependent in part on the services of suitable outside manufacturers.

     The Company currently acquires products or ingredients from suppliers that are considered by the Company to be the superior suppliers of such ingredients. The Company believes that, in the event it is unable to purchase any products or ingredients from its current suppliers, the Company could produce such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of such a supplier would not have a material adverse effect on the Company's business and results of operations.

     The Company currently relies on one unaffiliated manufacturer to produce approximately 80% of its products, the Company's agreement with the primary supplier of the Company's products is limited to a non-disclosure agreement. The Company believes that in the event that the Company's relationship with the key manufacturer is terminated, the Company will be able to find suitable replacement manufacturers. However, there can be no assurance that the loss of the manufacturer would not have a material adverse effect on the Company's business and results of operations.

(11) Principle products.

     Many of Voyager's products are produced from what it considers to be non-artificial herbs, botanicals, and nutrients, and are formulated by Voyager with the goal of producing specific sets of effects. Voyager is of the opinion that the formulas for its products are proprietary and cannot be duplicated without the master recipes which are secured in safekeeping. Voyager attempts to protect its products and formulas with, among other things, "nondisclosure/noncompete" agreements with its manufacturers and employees, and with copyright protection.

     Current products including:

A.  VITAL 90.
     Vital 90 is a proprietary formula of dietary vitamins in a base of aloe vera, distilled water, vegetable glycerine, natural flavors, and grapefruit seed extract as a natural preservative.

          Product Composition
          One serving (1/2 Ounce provides)
          U.S. R.D.A. (Has not been established for this nutrient)
          Vitamin A 10,000 IU, Vitamin D 400 IU, Vitamin E 60 IU, Vitamin K 30 mcg, Vitamin C 300 mg, Vitamin B-1 3.0 mg, Vitamin B-2 3.4 mg, vitamin B-3 40 mg, Vitamin B-6 4mg, Vitamin B-12 30 mcg, Folio Acid 400 mcg, Biotin 100 mcg, Panlothenic Acid 20 mg, Choline 50 mg, Myoinisitol 50 mg.

     Ionic Trace Mineral Complex:
     Aluminum, Antimoney, Barium, Beryllium, Sixmuth, Boron, Bromine, Cadmium, Cerium, Cesium, Chromium, Cobalt, Copper, Dysprosium, Erbium, Europium, Fluorine, Gadolinium, Gallium, Germanium, Gold, Hafnium, Holmium, Indium, Iodine, Iridium, Iron, Lanthanum, Lithium, Lutetium, Manganese, Molybdenum, Neodymium, Nickel, Niobium, Osmium, Palladium, Platinum, Praeseodymium, Rheniumi, Rhodium, Ruthenium, Sarmarium, Scandium, Selenium, silicon, Silver, Strontium, Tantalum, Tellurium, Terbium, Thallium, Thorium, Thulium, Tin, Titanium, Tungsten, Vanadium, Ytterbium, Yttrium, Zinc, Zirconium.

B.  VITAL MINERALS.
     Vital Minerals is a proprietary formula of dietary minerals in a base of aloe vera, distilled water, vegetable glycerine, citric acid, gum, carageenan, potassium sorbate, grapefruit seed extract as a natural preservative, and natural flavor (pina coloda taste).

          Product Composition
Calcium 500mg, Magnesium 250mg, Potassium 99mg, Zinc 15mg, Boron 1mg, Selenium 70mcg.

          Ionic Trace mineral Complex:
          Aluminum, Antimony, Barium, Beryllium, Bismuth, Boron, Bromine, Cadmium, Cerium, Cesium, Chromium, Cobalt, Copper, Dysprosium, Erbium, Europium, Fluorine, Gadolinium, Gallium, Germanium, Gold, Hafnium, Holmioum, Indium, Iodine, Iridium, Iron, Lanthanum, Lithium, Lutetium, Manganese, Molybdenum, Neodymium, Nickel, Niobium, Osmium, Palladium, Platinum, Praeseodymium, Rhenium, Rhodium, Rubidium, Ruthenium, Samarium, Scandium, Selenium, Silicon, Silver, Strontium, Tantalum, Tellurium, Terbium, Thallium, Thorium, Thulium, Tin, Titanium, Tungsten, Vanadium, Ytterbium, Zinc, Zirconium.

C.  CHITO CAPS (Chitosan).
     CHITO CAPS is a proprietary formula of dietary fiber in a base of ascorbic acid (vitamin C) and citric acid.
          Product Composition
               Capsule: 395mg net weight:
          Contains: Chitosan, Chromulin, Inulin, Manganese, Chromium as Arginate/Chelidamate

D.  Real D.H.E.A.
     Real D.H.E.A. is a proprietary blend of dehydroepiandrosterone.
          Product Composition
          Dehydroepiandrosterone (DHEA) 1000mg
          Each 12 inch strip provides approximately 3mg. Og
               active ingredients:
          Pregnenolone 500mg Oleic Acid, Linseed Oil (a natural source of essential acids including GLA), Methyl Nicotinate, SD alcohol derived from naturally grown sources.
          Natural Fragrance

E.  COLLOIDAL CAT'S CLAW
     Colloidal Cat's Claw is a proprietary formula of Uncaria Tomentosa in a base of distilled water, natural vegetable glycerine, grapefruit seed extract, natural flavors, and potassium sorbate as a preservative.
          Product Composition
               500mg. Uncaria Tomentosa

F.   LIQUID-PYC (Proanthocyanidins)
     Liquid-PYC is a proprietary formula of an antioxidant product in a base of distilled water, natural vegetable glycerine, grapefruit seed extract, natural flavors, and potassium sorbate as a preservative.

          Product Composition:
          Proanthocyanidins(Pine Bark and Grape Seed) 50mg Green Tea, Curcuminiod, Ginkgo Biloba, Orange Peel, Peppermint, Ligusticum, and Astragalus.

G.P.Y.C. PLUS
     Is proprietary product of the issuer.
          Product Composition:
Each Two Capsules Contain Curuminoid 200 mg, Aloe Vera 100mg, Proanthocyanidin (Grape Seed & Pine Bark) 50mg, Astragalus 50mg, Suma 50mg, Deodorized Garlic 50mg, Maitake 50mg, Dioscorea 25mg, Vitamin C (Ascorbic Acid) 60mg=100%RDA, Vitamin A (Beta Carotene)5,000 I.U. =100 R.D.A., Vitamin E (D-Alpha Tocopherol) 30 I.U.=100% R.D.A
In a base of: Sage Leaf, Ginger Root, Red Clover, Burdock Root, Parsley Leaf, Peppermint Leaf, and Chamonile.

H.SLENDER YOU.  (Liquid)
     Slender You is a proprietary blend of green tea, kola nut, yerba matte, uva ursi, siberian ginseng, L-carnitine, white willow bark, ginger, bladder wrack, Fo-Ti, hawthorn berry, saw palmetto, ginkgo biloba, L-methione, choline, and inositol in a Base of distilled water, aloe vera, natural vegetable glycerine, colloidal minerals, grapefruit seed extract, natural flavors, and potassium sorbate as a preservative.

          Product Composition:
Half Ounce Serving Provides: Chromulin, (Inulin, Manganese, and Chromium as Arginate/Chelidamate) 1000mg, CitriMax(Hydroxycitric Acid-HCA) 300mg.

I.COLLOIDAL SILVER
Colloidal Silver is a proprietary formula anti-microbial.
          Product Composition:
     3-5 ppm Silver(Electro-Sonic colloidal process= 300 billion particles per milliliter) Measured in nanometers, not microns.

J.HERBAL SENSATIONS SHAMPOO
Herbal Sensations Shampoo is a proprietary formula hair care product which in our opinion helps cleans hair with out animal by products, laureth, and sulfates.
     Product Composition:
Infusion of: Cransbill, Nettle, Comfrey, Horsetail, Burdock, Chapparel, Rosemary, Sage, Quassia, Walnut, Buckthorn, Yarrow, Hops, Lindenflower, Arnica, Marshmallow, Kelp, Sodium C 12-14 Olefin Sulphonate, Coconut, Vegetable Protein, Betaine, Sodium Chloride, Citric Acid, Cinnamate, Trace Minerals, Methyl Choiro Isothiazolinone (Biocide Freshness Enhancer), Panthenol, Natural Fragrance.

K.HERBAL  CONDITIONER
     Herbal Conditioner is a proprietary formula hair care product.
     Product Composition:
     Purified Water, PEG 40, Safflower Oil, Olive Oil, Vegetable Protein, Panthenol, Methyl Paraben, Propyl Paraben, Extract of : Cransbill, Nettle, Comfrey, Horsetail, Burdock, Chapparel, Rosemary, Chamomile, Quassia, Walnut, Buckthorn, Yarrow, Hops, Lindenflower, Arnica, Marshmallow, and Kelp, Trace Minerals, Cinnamate, Natural Fragance.


L.SUPER SOY.
      A issuer formula proprietor.
          Product Composition:
               500 mg. Soy from soy sprouts

M.VITAL ESSENCE
     Is a Proprietary product of the issuer.
          Product Composition:
          Natural Progesterone 500mg, Each 12' strip provides approximately 2mg of active ingredients. Rose Essence, Oleic Acid, Linseed Oil, (a natural source of fatty acids including GLA), SD alcohol derived from naturally grown sources, Natural Fragrance.

N.OPTIMAL ENZYMES:
     Is a proprietary product of the issuer:
          Product Composition:
Each capsule is 46mg net weight Contains blend: Magnesium, Glycinate, Papain, Bromelain, Amylase, Protease, Invertase, Lipase, Maltase, Cellulase, Lactase, Pectinase, Fructooigosaccharides, (FOS), Yellow Dock Root, Beet Root, Fennel Seed, Ginger Root, Burdock Root and Cayenne.

O.VITAL BIOTIC.
     Is a proprietary product of the issuer.

          Product Composition:
          Each capsule is 495mg net weight Contains Blend: Lactobacillus Acidophilus, DDSI Acidophilus Bifidus, L-Salivarius, L-Brevis,
L-Plantarum, L-Bulgaricus, L-Lactis, L-Casie, and Fructooligosaccharides (FOS) in an base of SBO's-(Soil born micro organisms.)

P.ULTRA PHASE 5TM
     Is a proprietary product of the issuer for use as a dietary supplement
          Product Composition:
Ingredients: a proprietary blend of Green Tea Extract, Choline Bitartrate, Inulin, L-Pyroglutamate, Niacin, DMAE Bitartrate, L-Phenylalanine, Potassium Aspartate, N-Acetyl-L-Carnitine, Ginko Biloba, Magnesium Glycinate. PATENT PENDING

Q.DOLO RXTM
     Is a proprietary product of the issuer for use as a topical cream for muscle and joint pain relief.
          Product Composition:
Deionized Water, Denatured Alcohol, TMEA Trioleate, Phenoxyethanol, Isopropyl Palmitate, Carbomer, Allantoin, Panthenol, C11-15 Pareth-9, Menthol, Methyl Salicylate, Amino Methyl Propanol, Methyparaben, Propylparaben, Diazolidinyl Urea. PATENT PENDING

     As a company selling branded consumer products nationwide, Voyager believes that establishing trade and service marks and copyrights for brand names and associated advertising and labeling materials is important in maintaining company and product identification and integrity. Accordingly, Voyager is engaged on a continuing basis in developing brand names and such associated materials for its new products, securing trade and service mark protection for such brand names and copyright protection for such associated materials, policing its existing marks, and enforcing its legal rights in cases of potential infringement by third parties of its legally protected marks and copyrights.

(12) Competitive business conditions and the names of principal suppliers.

     Competition in the nutritional supplement industry is vigorous, characterized by a relatively large number of companies (estimated at approximately 200), most of which have relatively small sales. Industry sources estimate that there are less than 20 companies in the industry that have annual sales of $50 million or more. Based on its current sales, Voyager believes that it is within the approximately top one-third of the approximately 200 nutritional supplement companies, based on sales. However, since many of the companies in this industry are privately-held, little reliable financial data is available. Many of the companies have established reputations for successfully developing and marketing nutritional supplement products, with a variety of well-established marketing outlets. Many of such companies have greater financial, managerial, and technical resources than Voyager. Principal competitors include American Cyanamid, Smith-Kline-Beecham, American Home Products, Rexall Sundown, Inc., and Nature's Sunshine Products, although not all of these companies produce natural supplements. Included in that group of competitors are Herbal Life International, Sun Rider Corporation, and Shakley. Many of these companies rely exclusively on retail sales as opposed to multi-level marketing or network marketing.

     The Company competes by emphasizing the value and premium quality of the Company's products and the convenience of the Company's distribution system. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future.

(13) Sources and availability of raw materials and principal suppliers.

     The majority of Voyager's products are manufactured by a single domestic non-affiliated, manufacturer pursuant to specifications and proprietary recipes of the issuer. Prior to selecting a manufacturer to produce its products, Voyager reviews the manufacturer's raw material sources, quality assurance procedures, and reliability to assure that the proposed manufacturer meets Voyager's criteria. The companies that manufacture for Voyager are required to meet strict manufacturing standards, and Voyager believes that it benefits from such regulation in the overall quality of the products manufactured by such regulated entities for Voyager. To date, Voyager has relied exclusively on domestic manufacturers in order to facilitate Voyager's quality assurance monitoring function. The manufacturers are not in any way affiliated to the issuer or the issuer affiliated in any way to the manufacturers or manufacturers' affiliates. The issuer has contacted other domestic manufacturers and in the opinion of management, if the current manufacturers were to have a natural or domestic problem (ie. labor) the flow of proprietary recipes and products to distributors would not be significantly interrupted.

     Voyager places purchase orders with its suppliers for individual product manufacturing lots for delivery of packaged and labeled product to Voyager's warehouse in Carlsbad, California, for distribution. Voyager has no long-term manufacturing agreements with its current suppliers, but purchases
manufactured lots pursuant to individual purchase orders.   Voyager maintains
minimal inventory quantities and to date has not experienced any significant shortages of manufactured products for delivery. All ingredients in Voyager's products are generally available from a number of alternative sources, although the ingredients, such as those based on agricultural products, are subject to seasonable availability to a limited degree.

(14) Dependence on one or a few customers.

     No customer accounts for more than 10% of sales. Voyager is a supplier and formulator of vitamins and nutritional supplements which are designed and formulated to address the dietary needs of the general public.

(15) Patents, trademarks, licenses, franchises, concessions, royalty agreement or labor contracts, including duration.

     As a company selling branded consumer products nationwide, Voyager believes that establishing trade and service marks and copyrights for brand names and associated advertising and labeling materials is important in maintaining company and product identification and integrity. Accordingly, Voyager is engaged on a continuing basis in developing brand names and such associated materials for its products, securing trade and service mark protection for such brand names and copyright protection for such associated material, policing its existing marks, and enforcing its legal rights in cases of potential infringement by third parties of its legally protected marks and copyrights.

     William Clapham, the President of the Company, provided the Company with the marketing distribution plans (uni-level and matrix network compensation program, commission payout structure, operations, and automated monthly ordering system), and proprietary formulas for dietary supplements (complex liquid essential vitamins, minerals, essential fatty acids, amino acid complex, suspension base of vegetable glycerine, purified water and aloe, liquid herbal extracts antioxidant formulas, encapsulated antioxidant formula), weight management formula, and natural hair care product formula. In exchange for the use of the formulas and marketing plans Mr. Clapham receives minimum royalties of $20,000 per year with provisions for royalties of $6,000 per month when sales volume is greater than $2,000,000 per year and $10,000 per month when sales volume is greater than $6,000,000 per year.

(16) Need for any government approval of principal products or services.

     The Company's products currently do not require government approval. However, the processing, formulation, packaging, labeling and advertising of Voyager's products are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture, the Postal Service, and the Environmental Protection Agency. Voyager's activities are also subject to regulation by various agencies of the states and localities in which Voyager's products are sold. The FDA has been the main agency regulating the types of products sold by nutritional supplement firms such as Voyager, but much of that authority stemmed from the FDA'S treatment of dietary supplements as food additives and drugs. The FDA's jurisdiction in this regard has been somewhat eroded and its role has been reduced to mainly policing the activities of makers of dietary supplements by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA") in October 1994, as discussed below. The DSHEA amends and modifies the application of certain provisions of the FDA Act as they relate to dietary supplements. The DSHEA established an Office of Dietary Supplements at the National Institutes of Health in order to coordinate and conduct scientific research into the health benefits of dietary supplements and also established a presidential commission to study and make recommendations on the regulation of label claims and statements for dietary supplements. The FDA is required to promulgate regulations that are consistent with the DSHEA and the recommendations of the commission.

     Before enactment of the DSHEA, the FDA had adopted regulations concerning the labeling of dietary supplements, including the making of health claims. These regulations required nutrition labeling on all dietary supplements and prohibited the making of any health claim on a dietary supplement unless the supplement was consumed as a food, its components were demonstrated to be safe, and the health claim was supported by significant scientific agreement and approved by the FDA. Part of the enactment of the DSHEA curbed the FDA's adopted regulations, and the FDA agreed that it would not seek to enact further regulations until after the end of 1996.

     During the years preceding passage of the DSHEA, members of Congress were under intense pressure from various sources, including the dietary supplement industry, to reduce the regulatory burdens on dietary supplements imposed or threatened by the FDA through its broad interpretation and application of the FDA Act and its regulatory authority. Recognizing the importance of improving the health of United States citizens and the role of dietary supplements in promoting such improvement, Congress enacted the DSHEA to allow consumers to have wider access to dietary supplements that are not unsafe, toxic, unsanitary, or adulterated and to increase the access of consumers to truthful information about such products. Passage of the DSHEA impacted the FDA's ability to issue and implement any regulations with respect to dietary supplements through its exemption of such products from being considered "food additives" or, in most circumstances, "drugs." Although the DSHEA is generally viewed as a positive development for companies that sell dietary supplements such as vitamins, minerals, herbs, botanicals, amino acids, and similar substances, the legislation imposed significant requirements that must be adhered to in order for a product to qualify for the safe harbors established by DSHEA.

     The DSHEA broadly defines a dietary supplement to include any product intended to supplement the diet that bears or contains a vitamin, mineral, herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or concentrate, metabolic constituent, extract, or combination of any such ingredient, provided that such product is either intended for ingestion in tablet, capsule, powder, softgel, gelcap, or liquid droplet form or, if not intended to be ingested in such form, is not represented for use as a conventional food or as a sole item of a meal or the diet and, in any case, is not represented for use as a conventional food or as a sole item of a meal or the diet and is labeled as a dietary supplement. The definition also includes highly technical provisions dealing with a dietary supplement that contains an ingredient that also has been approved by the FDA as a drug. The practical effect of such an expansive definition is to ensure that the new protections and requirements of the DSHEA will apply to a wide class of products.

     One important provision of the DSHEA exempts the dietary ingredients in dietary supplements from being treated as "food additives." Any substance that is added to a food product that is not "generally recognized as safe" by experts whose opinion is based on published scientific literature is subject to being regulated as a food additive by the FDA. Under the FDA Act, a substance that is a food additive may not be added to food products unless explicitly permitted by the FDA by issuance of a regulation. In petitioning the FDA for such a regulation, a process that often takes five years or more, a petitioner might be required to spend several hundreds of thousands of dollars or more to test a product and participate in any ensuing proceedings. Prior to enactment of the DSHEA, dietary supplement ingredients were often alleged to have "food additive" status and, unless approved by the FDA, were treated as illegal foods by such agency, although many contended that this represented overreaching on the part of the FDA in light of its permitted powers. This clearly posed a substantial negative impact on the industry's business and operations because of the risk that the FDA could choose to treat any product offered by any company as containing food additives. The DSHEA removed this potential problem and any ambiguity related thereto by exempting dietary ingredients in dietary supplements from being treated as food additives.

(17) Effect of existing or probable governmental regulation on the business.

     Although dietary supplements are now exempted from treatment as food additives by the FDA, the DSHEA imposed significant new safety standards regulating dietary supplements to prevent the sale of dietary supplements that are unsafe, toxic, unsanitary, or adulterated. These standards are summarized below.

     First, the DSHEA provides that a dietary supplement will be deemed to be an adulterated food if it presents a significant or unreasonable risk of illness or injury when used in accordance with its labeling or, if no conditions of use are suggested or recommended in the labeling, under ordinary conditions of use. Generally, the FDA Act prohibits the introduction or delivery of adulterated food into interstate commerce so a dietary supplement that is deemed adulterated may not be sold or distributed through interstate commerce. The FDA has the burden of proof in establishing that a dietary supplement is adulterated under such a standard, thereby reducing the FDA's role from one of preapproval of dietary supplements to that of policing those substances that present a significant or unreasonable risk of illness or injury.

     Second, the DSHEA imposes additional requirements that must be adhered to for those dietary supplements containing a "new" dietary ingredient which, under the DSHEA, is an ingredient that was not marketed in the United States before October 15, 1994. A dietary supplement that contains such a new dietary ingredient will be deemed to be adulterated unless either (a) all ingredients contained in the dietary supplement have been present in the food supply as an article used for food in a form in which the food has not been chemically altered, or (b) there is a history of use or other evidence of safety establishing that the new dietary ingredient, when used under the conditions recommended or suggested in the labeling, will reasonably be expected to be safe. In order to qualify for the safe harbor under the second condition, a manufacturer/distributor of the new dietary ingredient or supplement must provide, at least 75 days before introducing or delivering for introduction such substance into interstate commerce, information to the FDA that forms the basis on which the manufacturer/distributor has concluded that a dietary supplement containing the new dietary ingredient will reasonable be expected to be safe.

     Finally, the DSHEA provided non-delegable authority to the Secretary of the Department of Health and Human Services to declare a dietary supplement as posing an imminent hazard to public health or safety. Following such declaration, it is immediately illegal to market such a product, although the Secretary must thereafter promptly hold a formal hearing in order to determine whether to affirm or withdraw the declaration.

     The effect of these new safety standards is that, although the authority of the FDA to regulate dietary supplements has been limited, it and the Secretary of the Department of Health and Human Services have been granted substantial new policing authority to stop the distribution of a dietary supplement if government personnel believe they can show that the product is not safe. Voyager is not able to predict with certainty the impact of the new regulatory scheme on its activities.

     The DSHEA increases the ability of sellers of dietary supplements to provide information about their products. The intent of Congress in promoting such information is to empower consumers to make more informed choices about preventive health care programs based on available scientific data about the health benefits of diet supplements. Prior to the enactment of the DSHEA, the FDA asserted that any publication used in connection with the sale of a dietary supplement could be regulated by the FDA as "labeling." Further, if the publication in question contained information claiming or suggesting that an ingredient present in a dietary supplement might be used in the cure, mitigation, treatment, or prevention of any disease, such supplement would be subject to regulation under the FDA Act as a drug. Under the DSHEA, however, a publication, including an article, a book or chapter in a book, or an official abstract of a peer reviewed scientific publication that appears in an article and was prepared by the authors or the editors of a publication, is not defined as a labeling and may be used in connection with the sale of a dietary supplement to consumers if such publication is reprinted and it (i) is not false or misleading; (ii) does not promote a particular manufacture or brand of a dietary supplement; (iii) is displayed or presented with other items on the same subject matter so as to present a balanced view of the available scientific information; (iv) is physically separate from dietary supplements if displayed in an establishment where such products are sold; and
(v) does not have appended to it any information by sticker or any other method. The United States has the burden of proof to establish that a publication is false or misleading if a proceeding is established to prevent a publication. The DSHEA specifically provides that it does not restrict a retailer or wholesaler of dietary supplements in any way whatsoever from selling books or other publications as a part of its business. These provisions of the DSHEA may indirectly affect Voyager because they will make it easier for retailers and wholesalers that sell Voyager's products to display and sell publications that are related to Voyager's business and discuss the benefits of dietary supplements such as the ones that Voyager manufactures and distributes.

     FDA regulations published prior to the enactment of the DSHEA and pursuant to the Nutrition Labeling and Education Act ("NLEA") prohibit the use of any health claim in the labeling of any food products, including brochures, unless the claim of such labeling is first approved by the FDA by regulation. The DSHEA carves out an exception to this regulation that allows companies that manufacture and distribute dietary supplements to make any of the following four types of statements with regard to nutritional support on labeling without FDA approval: (1) a statement that claims a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (2) a statement that describes the role of a nutrient or dietary ingredient intended to affect structure or function in humans: (3) a statement that characterizes the documented mechanism by which a nutrient or dietary ingredient acts to maintain or function; or (4) a statement that "describes general well-being" from consumption of a nutrient or dietary ingredient. In addition to making sure that a statement meets one of the four criteria, a manufacturer of the dietary supplement must have substantiation that such statement is truthful and not misleading, must not claim to diagnose, mitigate, treat, cure, or prevent a specific disease or class of diseases, and must contain the following disclaimer, prominently displayed in boldface type: "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." Additionally, the manufacturer must notify the Secretary of Health and Human Services no later than 30 days after the first marketing of the dietary supplement to which such statement relates.

     In addition to the above statements that are allowed to be made by manufacturers, a dietary supplement must be properly labeled. To be properly labeled, a dietary supplement must list the name and quantity of each ingredient and the total weight of a proprietary blend, be identified as a "dietary supplement," and identify the part of a plant from which any herb or botanical ingredient is derived. In addition, there are special rules for branding a supplement if there is an official compendium covering the dietary supplement.

     The DSHEA did not limit the FDA's ability to regulate manufacturing but authorized the FDA to prescribe good manufacturing practice regulations for dietary supplements which are to be modeled after current good manufacturing practice regulations for food. Voyager cannot predict the impact that such regulations could have on those suppliers that manufacture its products. However, since most of these manufacturers also produce a number of products that are already subject to manufacturing standards of the FDA, it is not likely that any new regulations regarding manufacture of dietary supplements would adversely affect Voyager or its suppliers.

     In summary, Voyager can not determine or predict the final effects that DSHEA will ultimately have on the regulatory scheme of dietary supplements. Further, Voyager can not predict what recommendations will be made by the presidential commission established to study this subject and make recommendations. Although the DSHEA seems to be generally beneficial to manufacturers of dietary supplements because it limits the FDA's authority to regulate supplements as drugs or food additives, there is no real indication of its ultimate effect. The FDA has recently proposed regulations that are intended to become effective January 1, 1997, for the purpose of implementing the DSHEA. There is no way to predict what form the final regulations will take or what effect such regulations will have on the business activities of Voyager.

(18) Estimate the amount spent during each of the two fiscal years on research and development.

     For the years ended July 31, 1997 and 1996 there was no money allocated to research and development. Royalty agreements provided that the research and development expenses are to be paid by the royalty holder.

(19) Cost and effects of compliance with environmental laws.

     None.

(20) Number of employees.

     As of October 31, 1997 the Company had a total of 14 employees engaged in the general management and administration.

Item 2.  Description of Property.

     The Company at this time has no properties. The Company occupies certain sales offices under a noncancellable lease. The lease is for thirty-six months expiring August 31, 1999. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties. The current lease requires minimum rental payments of $30,384.00 per year. The obligations of the lessee under the lease are guaranteed by William Clapham, the president of the Company.

Item 3.  Legal Proceedings.

     On May 13, 1997, James R. Parker (Plaintiff) filed a Complaint for Damages against various individuals and the Voyager Group, Inc. in Superior Court of the State of California in and for the County of Sacramento (Case No. 97AS02458). The complaint alleges that the Voyager Group, Inc. and its directors, officers, agents and shareholders among others, promised to pay the Plaintiff approximately 781,250 shares of the Voyager Group. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $2,900,000, plus attorney fees and interest. During November 1997, the Company successfully negotiated to settle all claims by issuing 300,000 shares of restricted common stock to Mr. Parker. The amount of the settlement and any liabilities or other costs that may be incurred in connection with this matter have been provided for in the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended July 31, 1997.

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

     The stock is traded over-the-counter on the NASDAQ Bulletin Board with the trading symbol "VYGP". The following high and low bid information was provided by PC Financial Network. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        1996                    HIGH BID      LOW BID
                              (To the best knowledge of
                               management, there was no
                               trading of shares for fiscal
                               1995 and the first three
                               quarters of fiscal 1996.)

Fourth Quarter (07/31/96)       $ 4.000       $ 2.875
First Quarter (10/31/96)        $ 3.625       $ 1.000
Second Quarter (01/31/97)       $ 2.125       $ 1.125
Third Quarter (04/30/97)        $ 2.875       $ 2.000
Fourth Quarter (07/31/97)       $ 3.000       $ 1.750

     The number of shareholders of record of the Company's common stock as of November 12, 1997 was approximately 200. The number of shareholders of record of the Company's preferred stock as of November 12, 1997 was 4.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

     The Company over the past three years has sold 2,650,000 shares of common stock and 431 shares of cumulative preferred stock.

     On December 19, 1995 the Company completed an offering under Regulation D
- Rule 504, and/or Uniform Limited Offering Exemption whereby the Company through its officers, directors and employees without the use of an underwriter sold 28,000 common shares for $2,800. The shares were sold only to accredited and/or sophisticated investors. Each investor was required to supply the issuer with information sufficient to enable the issuer to justify a reasonable belief that the investor did in fact come within the description of accredited and/or sophisticated. Following are the names of the investors:
C.J, Krickbaum, Howard M. Overson, Melagro Holdings, Inc., Corporation owned by Howard H. Oveson, Gilbert E. Romero, Jenifer Romero, Karin Bourdos, Pete Bourdos, John Licko, Pauline Licko.


     On July 3, 1996 the Company sold 15,000,000 restricted common shares to one individual, Mr. Gaius Villard - a US person, for $15,000. The Company relied on the exemption provided under Regulation D Rule 506 exemption for limited offers and sales without regard to dollar amount of offering. The issuer furnished Mr. Villard with the following information: a copy of the issuer's business plan, the type of restricted securities offered, and all financial information about the issuer. Mr. Villard is an accredited investor. The restricted common stock was returned to the Company treasure on July 31, 1996 under Section 78.283 of the Nevada Sate Corporate Laws.


     July 15, 1996 the Company through its officers, directors and employees without the use of an underwriter sold 2,022,000 common shares for $14,154 to
accredited investors under provisions of Regulation D-Rule 504.   Each
investor was provided with an offering memorandum dated July 7, 1996 and a subscription agreement. Following are the names of the investors: Dean Dulhan, Miles Desharrnis, Larry Grant, Lorenda Mayers, Bob Maning, David Saad, Kelly Lohn, Peter B. Lefeavx, Ronald Kiraly, Walter Meranze, Robt Smith, Mark Haab, Victor Hagar, K. Nelson, Murray Mullin, Chas Gild, Donald hale, R.P. Spooner, Geo Turner, Bobby Young, Yancey Tender, Olive Wright, Herbert Wyler, J.E. Brackett, Edward Kent, Charlotte Shepard, Conrad Green, Scott Griffin, Colleen Mosca, John Nail, Paul King, K. Funkhouser, Winn Gance, Peter Kosinski, Auth Sonia, Carol Trott, Mary Trufant, william Dodge, Paul Sonburg, A.W. Leiman, Henry Alexander, Frances Amos, Foster Yancey, Elmer Mann, Frank and Wendy Burtnett.


     On July 17, 1996 the Company entered into an agreement and plan of reorganization to acquire Voyager Group, Inc. (a Delaware Corporation). In a tax-free corporate reorganization the Company issued 360 shares of restricted convertible preferred stock series AA 1996, par value $0.001, (convertible into 3,600,000 restricted common shares) in exchange for 100% of the issued and outstanding capital stock of Voyager Group, Inc. As a result of the acquisition, Voyager Group, Inc., became a wholly owned subsidiary of the Company. At the same time, the Company sold 56 restricted Convertible
Preferred Shares Series AA (convertible to 560,000 restricted common shares par value $0.001 ) to a Mr. Joe Brazil (not affiliated to Company or related to any officer, or director) and Mr. Michael Johnson, for $150,010 ($2,678.75 dollars for each preferred share) under Reg. D- Rule 506 of the Securities and Exchange Act of 1933. Mr. James Ronald Parker received in July 1996, 15 restricted convertible preferred shares series AA 1996 (convertible to 150,000 restricted common shares) and in November, 1997 received 300,000 common shares at $0.21 per share as a finders fee in connection with said merger and as paymen t for promotional activities. The issuer furnished Mr Brazil, Mr. Johnson and Mr. Parker with a copy of the issuer's business plan, the type of restricted securities offered, and all financial information about the issuer Mr Brazil, Mr. Johnson and Mr. Parker are accredited investors.


     October 11, 1996 the Company entered into a agreement with Celebrity Foods, Inc., also known as Robert Eubanks, to assist in promotion and advertising of company products and the expansion of the Company's independent distributor network, to be performed over a thirty six month period from October 11,1996 to October 11, 1999. On October 27, 1996 the Company issued 150,000 restricted common shares under Regulation D Rule 506 of the Securities and Exchange Commission Act of 1933 to Celebrity Foods also known as Robert Eubanks. Mr. Eubanks is an accredited investor.

     On November 11, 1996 the Company completed a 250,000 units* offering, on a best efforts basis at $1.00 per unit to Credit Suisse Bank. The unit offering memorandum was pursuant to Reg. D-504. Total proceeds of the sale of 250,000 units was $250,000 dollars with offering expenses of $5,000 dollars. The Reg. 504 unit offering by the Company provided funding to improve product shipment, product labeling and operating capital.
     *Units- consist of 250,000 common shares and 750,000 warrants. Warrants are exercisable for a period of 24 months, upon completion of the offering, or upon the Company's successful registration of the common shares underlying the warrants under the Securities Act of 1933, as amended and applicable by State statutes. Warrants are detachable upon completion of the offering with an exercise price of $.01 per warrant. Warrants may be redeemed by the Company, any time upon 20 day's prior written notice to the warrant holder at a price of $0.005 per warrant.


     On April 1, 1997 the Company entered into an agreement with Dr. Morris Mann to assume the position of director of product development to enhance the integrity and quality of the Company's product lines, the intellectual property of the Company and the Company image. On April 11, the Company issued 200,000 restricted common shares under Regulation D Rule 506 of the Securities and Exchange Act of 1933, to Dr. Morris Mann. Dr. Mann is an accredited investor.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

     The following discusses the financial position and results of operations of the Company and its consolidated subsidiary, The Voyager Group Inc., which have been combined and accounted for as a reverse purchase.

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

     The increase in liquidity and capital resources during the past two years reflects the increases attributable to the issuance of preferred and common stock as well as cash generated from operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the year ended July 31, 1996, operating activities provided cash of $172,000 as compared to net cash used of $58,000 for fiscal 1997.

     Cash flows used in investing activities in 1996 and 1997 were primarily due to the acquisition of $42,000 and $91,000 respectfully of computer equipment and office furniture. During the fiscal year 1997 the Company moved into a larger facility and purchased additional equipment in preparation for the anticipated increase in sales activity

     Financing activities provided $187,000 in fiscal year 1996 and $245,000 in 1997. The increase in cash flow from financing activities was primarily from the sale of preferred and common stock.

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

Results of Operations

1995 was the first year of operations of Voyager Group, Inc., the subsidiary which accounted for the majority of the operating activities of the Company. Gross revenues increased 1400% due in part because 1995 was not a full year of operations and during 1996 additional products were introduced. The customer base increased by nearly 10,000 distributors during 1996. During 1997 the distributor base increased to more than 25,000 distributors. This increase in distributors and introduction of new products has been the primary reason for the growth in revenue from $1,215,000 in 1996 to $3,967,000 in 1997 although customers with repeat business accounted for some of the revenues generated there is no assurance that such customers will maintain or increase the level of volume of business of the Company or that the level of distributors will be maintained.

October 11, 1996 the Company entered into an agreement with Celebrity Foods, Inc., also known as Robert Eubanks, to assist in promotion and advertising of Company products and the expansion of the Company's independent distributor
network.   The expenses of this advertising program were recorded in the first quarter of fiscal year ended July 31, 1997.

In the later part of fiscal year 1996, the Company began gearing up for anticipated increases in sales revenue by increasing staff and moving into larger facilities. The additional staffing and larger facilities accounted for the increase in general and administrative expenses from $195,000 for the fiscal year 1996 to $980,000 for 1997. Selling and marketing expenses have increased from 38% of revenues in fiscal year 1996 to 64% in 1997. Part of the increase has been due to the promotional activities of the Company, however, the majority of the increase is due to the commission structure which provides for a maximum of 70% of revenue going toward commissions as the down line matures. $425,000 of the increase is due to the Company entering into a five year agreement with Dr. Morris Mann to assume the position of director of product development to enhance the integrity and quality of the Company's product lines, the intellectual property of the Company and the Company image.

In February of 1997 the Company entered into a tacit agreement with Dr. William Regelson to be a consultant to the Company for product review and enhancement. This tacit agreement will last for one year from February 1997 to 1998 and Dr. William Regelson shall be paid $2,000 per month. Dr. William Regelson, Curriculum Vitae states he is a professor of medicine at the Medical College of Virginia, Virginia Commonwealth University in Richmond. A specialist in medical oncology with joint appointments in microbiology and biomedical engineering, he has been a leading researcher in the field of aging for more than twenty years. He was formerly the scientific Director of the Fund for Integrative Biomedical Research dedicated to research on the biology of aging. In the past he has consultant for Monsanto, A.H. Robins, Merrill-National Laboratories and others. He has patents such as Dehydroepiandrostrone (DHEA) to improve immune response and others.

Inflation and Regulation

     The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of firms selling dietary supplements in its market area. Many of these firms have long standing customer relationships and are well-staffed and well financed. The Company believes that competition in the dietary supplement industry is based on competitive pricing, although the ability, reputation and support of a multi-level marketing network is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

Factors That May Affect Future Results

     Management's Discussion and Analysis and other parts of this registration statement contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:
     The markets for many of the Company's offerings are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. The Company's operating results will depend to a significant extent on its ability to design, develop, or otherwise obtain and introduce new products, services, systems, and solutions and to reduce the costs of these offerings. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors, and market acceptance. The ability to successfully introduce new products and services could have an impact on future results of operations.

Item 7.  Financial Statements

     The financial statements of the Company and supplementary data are included immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors and Executive Officers.

                 (1)                (2)                        (3)
           NAME  and  AGE        POSITION                 TERM OF OFFICE

William Clapham        38     Director/President      July 21, 1996 to Present

Thaisa Branco          28     Director/Vice Pres.     July 21, 1996 to Present

Michael Johnson        31     Director                July 21, 1996 to Present

Thaisa Branco is the wife of William Clapham

Business Experience

William H. Clapham, Director/President, is 38 years of age and co-founded The Voyager Group, Inc., with his wife, Thaisa Branco, in January of 1995 and has served as its President from that time until present. During the past five years Mr. Clapham has spent one year in business school and has been a private consultant in the marketing and product development in the nutritional supplement industry. Mr. Clapham has created several product brands and marketing strategies with distribution including direct sales. Mr. Clapham has also developed private label nutritional and personal care products for both domestic and international distribution. Mr. Clapham earned a Bachelor of Science Degree from Northeastern University College of Business in Boston, Mass.

Thaisa Branco, Director/Vice President/Secretary/Treasurer, is 28 years of age and co-founded The Voyager Group, Inc. with her husband, William Clapham, and has served as Vice President of operations from inception to the present.
Ms. Branco earned her Bachelor of Science Degree in Business Administration from UNA (Brazil) and holds a Masters Degree in Marketing and Strategic Planning in Brazil. In 1994, Ms. Branco earned a Post Graduate Degree in Business Administration from Harvard University in Cambridge, Mass.

Michael Johnson, Director, is 31 years of age and has been a director since July 17, 1996 to the present. Mr. Johnson received a certificate of graduation from Berkshire School and has attended Lake Forest College, Lake Forest, Chicago, University of Utah, Salt Lake City, Utah, New York Institute of Finance, N.Y., N.Y. and New York University, N.Y., N.Y. From 1987 to 1989 Mr. Johnson was employed by Mel Schnel and Company, N.Y., N.Y. as a clerk, New York-Comex Commodities. During 1989 to 1990 Mr. Johnson was employed by New Mercantile Exchange, N.Y., N.Y. as a commodity futures trader, arbitrage futures contracts and energy markets: oil, gas, etc. For the past five years Mr. Johnson has been self-employed buying and selling contracts.

Item 10.  Executive Compensation.

                    Annual Compensation
             (a)            (b)           (c)              (e)

            Name                                          Other
            and                                           Annual
         Principal                       Salary        Compensation
         Position           Year           $                $

William Clapham, President  1995              -         $ 20,000
                            1996              -         $ 25,000
                            1997        $58,600         $ 72,000


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security ownership of certain beneficial owners.

     The following table sets forth the number and percentage of the Company's common shares owned of record and beneficially by each person owning more than 5% of such common shares at July 31, 1997.

           (1)                  (2)                (3)             (4)
     Title of Class           Name and         Amount and     Percent of Class
                             Address of         Nature of
                             Beneficia         Beneficial
                               Owner              Owner

Preferred Series AA 1996     Thaisa Branco         360            83.53%
                             816 Okra Ct.     (Convertible to    (47% if
                             Carlsbad, CA     3,600,000 shares    converted)
                             92009            Common)

Common Stock           James Ronald Parker      300,000            8.45%
                       Sacramento, California

     The following table set forth the number and percentage as of the date of this filing, the shares beneficially owned by all directors and nominees:

         (1)                        (2)            (3)            (4)
   Title of Class                Name and      Amount and     Percent of Class
                                Address of      Nature of
                                Beneficial     Beneficial
                                  Owner          Owner

Preferred Series AA 1996          Thaisa Branco ---see above---

There have been no common shares issued to any of the directors of the Company.


Item 12.  Certain Relationships and Related Transactions.

     William Clapham, the President of the Company, provided the Company with the marketing distribution plans (uni-level and matrix network compensation program, commission payout structure, operations, and automated monthly ordering system), and proprietary formulas for dietary supplements (complex liquid essential vitamins, minerals, essential fatty acids, amino acid complex, suspension base of vegetable glycerine, purified water and aloe, liquid herbal extracts antioxidant formulas, encapsulated antioxidant formula), weight management formula, and natural hair care product formula. In exchange for the use of the formulas and marketing plans Mr. Clapham receives minimum royalties of $20,000 per year with provisions for royalties of $6,000 per month when sales volume is greater than $2,000,000 per year and $10,000 per month when sales volume is greater than $6,000,000 per year. Also, See Item 9 and Item 11 above.


Item 13.  Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as part of this report.

1.  Financial Statements                                            PAGE

Independent Auditor's Report                                         F-1

Consolidated Balance Sheet,
July 31, 1997 and 1996                                               F-2

Consolidated Statements of Income,
For the Years Ended July 31, 1997 and 1996                           F-4

Consolidated Statements of Cash Flows,
For the Years Ended July 31, 1997 and 1996                           F-5

Consolidated Statements of Changes in Stockholders' Equity,
For the Years Ended July 31, 1997 and 1996                           F-7

Notes to Consolidated Financial Statements                           F-9

2.  Financial Statement Schedules

    The following financial statement schedules required by Regulation S-X are included herein.

    All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

    The following exhibits are included as part of this report:

Exhibit
Number     Exhibit


2.1 Articles of Articles of Incorporation and By-Laws of EEE-Energy Consultants, Inc. (Formerly EEE-Hunter Associates, Inc.) (1)

11.1       Computation of Per Share Earnings. (1)

23.1       Consent of Robison, Hill & Co. (1)

27.1       Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB/A Amendment #2 filed on November 20, 1997.


     (b)    No reports on Form 8-K were filed.
     (c)    The exhibits listed in Item 14(a)(3) are incorporated by reference.
     (d) No financial statement schedules required by this paragraph are required to be filed as a part of this form.






                           SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


          Voyager Group USA-Brazil, Ltd.

DATE:     February 17, 1998




By   /s/
     William Clapham, President
     (Principal Financial and
     Accounting Officer)







                  Independent Auditor's Report


To the Stockholders
of Voyager Group USA-Brazil, Ltd. and Subsidiaries


     We have audited the consolidated balance sheet of Voyager Group USA-Brazil, Ltd. and Subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Voyager Group USA-Brazil, Ltd., and Subsidiaries as of July 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   Respectfully submitted



                                    /s/ Robison, Hill & Co.

                                   Certified Public Accountants
Salt Lake City, Utah
October 21, 1997



             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                       July 31,
                                                1997             1996
ASSETS

Current Assets:
  Cash                                      $ 419,332        $322,787
  Inventory                                   165,212           4,326
  Prepaid Expenses                             56,318           1,311
  Accounts Receivable                          16,789               -

     Total Current Assets                     657,651         328,424

Fixed Assets, at Cost:
  Furniture and Equipment                     138,760          54,598
  Leasehold Improvements                        6,741               -
    Less - Accumulated
      Depreciation                            (44,925)        (13,525)

                                              100,576          41,073

Other Assets:
  Deferred Tax Benefit                         96,867               -
  Intangible Assets, Net                        1,449           2,015
  Deposits                                      5,252           5,032

     Total Other Assets                       103,568           7,047

     Total Assets                          $  861,795       $ 376,544










           VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Continued)



                                                       July 31,
                                               1997               1996
LIABILITIES AND STOCKHOLDERS
EQUITY

Current Liabilities:
  Accounts Payable                      $   130,675        $    30,646
  Accrued Liabilities                        46,267             37,282
  Accrued Commissions                       146,027             13,435

     Total Current Liabilities              322,969             81,363

Stockholders' Equity
  Preferred Stock, $.001 par
    value; 5,000,000 shares
    authorized; 431 shares issued
    and outstanding                               1                 1
  Premium on Preferred Stock                155,331           155,331
  Common Stock to be Issued                     300                 -
  Common Stock; $.001 par value;
    50,000,000 shares authorized;
    3,550,000 and 2,950,000 shares
    issued and outstanding July 31, 1997
    and 1996, respectively                    3,550            2,950
  Additional Paid-in Capital                920,489           38,004
  Retained Earnings (Deficit)              (540,845)          98,895

     Total Stockholders' Equity             538,826          295,181

     Total Liabilities, and
       Stockholders' Equity               $ 861,795        $ 376,544





The accompanying notes are an integral part of these consolidated financial statements.

            VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME


                                             For the Year Ended
                                                   July 31,
                                           1997               1996

Sales, net of allowances
of $51,653 and $3,413                   $3,967,363         $ 1,215,191
Cost of Sales                            1,195,473             433,008

     Gross Margin                        2,771,890             782,183
Selling & Marketing                      2,563,413             461,747
General & Administrative                   979,634             195,389

Net Income (Loss) from
    Operations                            (771,157)            125,047
Other Income (Expense)
  Interest                                   7,404                (987)
Income (Loss) Before Income
  Taxes                                   (763,753)            124,060
Income Tax Benefit (Expense)               124,013             (37,984)

Net Income (Loss)                      $  (639,740)      $      86,076
Earnings (Loss) Per Common Share:
  Primary                              $      (.19)      $         .03

  Fully Diluted                        $         -       $         .02

Weighted Average Shares
  Outstanding

  Primary                                3,285,205           2,950,000
  Fully Diluted                          8,345,205           3,877,123


The accompanying notes are an integral part of these consolidated financial statements.

           VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

           Increase (Decrease) in Cash and Cash Equivalents


                                               For the Year ended
                                                    July 31,
                                             1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                     $  (639,740)        $   86,076
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Used in Operating Activities:

    Depreciation and Amortization             31,400            12,453
    Common Stock in exchange for Services    638,385                 -
    Changes in Assets and
      Liabilities-
        Increase in Accounts Receivable      (16,789)                -
        Increase in Prepaid Expenses         (55,007)           (1,311)
        Increase in Inventory               (160,886)           (1,326)
        Increase in Other Assets             (96,521)           (4,166)
        Increase in Accounts Payable         100,029            29,573
        Increase in Accrued Liabilities        8,985            37,282
        Increase in Accrued Commissions      132,592            13,435
     Net Cash Provided by Operating
       Activities                            (57,552)          172,016
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase Furniture and Equipment           (90,903)          (41,731)



           VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
          Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Year ended
                                                          July 31,
                                                  1997               1996
CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred Stock                                        -          155,332
 Proceeds from Issuance of
  Common Stock                                    245,000           31,954
     Net Cash Provided by
     Financing Activities                         245,000          187,286
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                      96,545          317,571

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                               322,787            5,216

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                   $ 419,332        $ 322,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Year For:
    Interest                                    $       -        $     987
    Income Taxes                                $   38,276       $   2,864

     On October 27, 1996 the Company issued 150,000 shares of common stock in exchange for advertising and promotional services to be performed within a 36 month period.

     On April 11, 1997 the Company issued 200,000 shares of common stock in exchange for product development services.

     On May 13, 1997, James R. Parker (Plaintiff) filed a Complaint for Damages against the Voyager Group, Inc. in Superior Court of the State of California. During November, 1997 the Parties to the Complaint reached a settlement agreement whereby the Company will issue 300,000 shares of common stock in full payment of all claims under the Complaint. Subsequent to July 31, 1997 the 300,000 shares of common stock have been issued.

The accompanying notes are an integral part of these consolidated financial statements.


          VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                     Common                 Additional
                 Preferred Stock    Stock To  Common Stock    Paid-in  Retained
              Shares Amount Premium Be Issued Shares Amount   Capital  Earnings
Balance
August 1, 1995     - $  - $      -    -    900,000 $    900  $ 8,100 $  12,819

Issuance of Common Stock to the
Public for Cash
October 31, 1995   -    -        -    -     28,000       28    2,772         -

Issuance of Common Stock to an
Individual for Cash
July 3, 1996       -    -        -    - 15,000,000   15,000        -         -

Issuance of Common Stock Reg D
Offering for Cash
July 15, 1996      -    -        -    -  2,022,000    2,022   12,132         -

Preferred Shares Issued in Exchange
for 100% of the Issued and
Outstanding stock of Voyager
Group, Inc (in Conjunction with
Reverse Acquisition)
July 17, 1996    360    -    5,322    -          -        -        -         -

Preferred Shares Issued in Exchange
for Cash (in Conjunction with Reverse
Acquisition)
July 17, 1996     56    1  150,009    -          -        -        -         -

Preferred Shares Issued in Exchange
for services (in Conjunction with Reverse
Acquisition)
July 17, 1996     15    -        -    -          -        -        -         -


               VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Continued)


                                    Common                  Additional
                 Preferred Stock    Stock To  Common Stock    Paid-in  Retained
              Shares Amount Premium Be Issued Shares Amount   Capital  Earnings

Shares Returned to Treasury
July 31, 1996      -    -        -    -(15,000,000) (15,000)   15,000        -

Net Income for Year Ended
July 31, 1996      -    -        -    -          -        -         -   86,076

Balance
July 31, 1996    431    1  155,331    -  2,950,000    2,950    38,004   98,895

Shares Issued in Exchange for
Services
October 27, 1996   -    -        -    -    150,000      150   149,850        -

Issuance of Common Stock Reg D
Offering for Cash
November 11, 1996  -    -        -    -    250,000      250   244,750        -

Shares Issued in Exchange for Services
April 11, 1997     -    -        -    -    200,000      200   424,800        -

Shares to be Issued for Settlement
Effective
August 1, 1996     -    -        -  300          -        -    63,085        -

Net Income for Year Ended
July 31, 1997      -    -        -    -          -        -         - (639,740)

Balance
July 31, 1997    431 $  1 $155,331 $300  3,550,000 $  3,550 $ 920,489 $(540,845)

The accompanying notes are an integral part of these consolidated financial statements


          VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1997, AND 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

     The Company was first incorporated in the State of Nevada on June 12, 1990 as EEE-Hunter Associates, Inc. On July 27, 1995 the Company changed its domicile to the State of Texas and merged into a Texas Corporation EEE-Energy
Consultants, Inc.    Neither company had any operating activity.  On July 2,
1996 the Company changed domicile to Nevada and on July 17, 1996 changed the name of the Company to Voyager Group USA-Brazil, Ltd.

     Also on July 17, 1996 the Company entered into an agreement with Voyager Group, Inc. (a Delaware Corporation) whereby the Company acquired 100% of the issued and outstanding stock of Voyager Group, Inc. in a tax-free corporate reorganization in exchange for the issuance of 360 shares of preferred series AA 1996 stock (convertible into 3,600,000 common shares). Mr. James Ronald Parker received 15 restricted convertible preferred shares and will receive 300,000 common shares as a finders fee in connection with the merger and as fees for promotional activities. This transaction has been accounted for as a reverse purchase. Income and expense have been presented since the inception of the Delaware Company.

Principles of Consolidation

     The consolidated financial statements include the accounts of Voyager Group USA-Brazil, Ltd. and its wholly-owned subsidiary, The Voyager Group, Inc. All significant intercompany accounts and transactions have been eliminated.

Nature of Business

     The Company's independent distributors distribute dietary supplements and personal care products through a multi-level marketing network. The products are formulated to appeal to the general public and address overall health considerations.

Inventories

     Inventories consist of dietary and personal care products and related materials and are stated at the lower of cost (first-in, first-out method) or market, or net realizable value.

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment.



             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 31, 1997, AND 1996
                             (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Depreciation

     Depreciation is provided at rates based on estimated useful service lives (five to seven years for office furniture and fixtures), using accelerated methods.

     Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Amortization

     Organization costs are amortized over a sixty month period. Intangible assets are amortized over useful life.

Cash Equivalents

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Fully diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the 431 convertible preferred shares are converted to 4,310,000 common shares. The effect of outstanding options and other common stock equivalents are antidillutive for 1997 and are thus not considered.


             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 31, 1997, AND 1996
                             (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for estimated credit losses. Its accounts receivable balances are primarily domestic. No customer accounts for more than 10% of sales.

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued SFAS No.,
121, "Accounting for the Impairment of Long-lived Assets".   SFAS No. 121
addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 required that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Management does not expect that the adoption of SFAS No. 121 will have a material impact on the Company's consolidated financial statements.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.


             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 31, 1997, AND 1996
                              (Continued)

NOTE 2 - PREFERRED STOCK

     On July 17, 1996 the Company created convertible Preferred shares Series AA 1996, authorizing the issuance of 1,000 shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 10,000 shares of common stock per preferred share converted. In the event of any voluntary or involuntary liquidation, the holders of the preferred stock are entitled to an amount equal to the net book value of the corporation plus all unpaid dividends. The preferred stock is entitled to vote 10,000 votes per preferred share.

NOTE 3 - RELATED PARTY TRANSACTIONS

     William Clapham, the President of the Company, provided the Company with the marketing distribution plans (uni-level and matrix network compensation program, commission payout structure, operations, and automated monthly ordering system), and proprietary formulas for dietary supplements (complex liquid essential vitamins, minerals, essential fatty acids, amino acid complex, suspension base of vegetable glycerine, purified water and aloe, liquid herbal extracts antioxidant formulas, encapsulated antioxidant formula), weight management formula, and natural hair care product formula. In exchange for the use of the formulas and marketing plans Mr. Clapham receives minimum royalties of $20,000 per year with provisions for royalties of $6,000 per month when sales volume is greater than $2,000,000 per year and $10,000 per month when sales volume is greater than $6,000,000 per year.

NOTE 4 - RENT EXPENSE

     The Company occupies certain sales offices under a noncancellable lease. The lease is for thirty-six months expiring August 31, 1999. The current lease requires minimum rental payments of $30,384 per year. The obligations of the lessee under the lease are guaranteed by William Clapham, the President of the Company.

NOTE 5 - ADVERTISING AND PROMOTION

     On October 11, 1996 the Company entered into an agreement with Celebrity Foods, Inc., also known as Robert Eubanks, to assist in promotion and advertising of Company products and the expansion of the Company's independent distributor network. The contract calls for Celebrity Foods, Inc., among other things, to produce (1) a maximum of one audio tape for each existing Voyager product and any new product introduced by the Company during the three years of the contract, (2) Celebrity (Bob Eubanks) will make personal appearances at Company functions (not to exceed two per year), (3) Bob Eubanks will be available to host Company conference calls not to exceed four per year, and (4) Celebrity will do no fewer than four radio and television interviews per month. On October 27, 1996 the Company issued 150,000 restricted common shares. The value of the services were recorded at $1 per share (the approximate closing price of the common stock on the date the agreement was signed).


           VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JULY 31, 1997, AND 1996
                          (Continued)

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK

     On November 11, 1996 the Company completed a Regulation D section 504 private placement whereby the Company issued 250,000 common shares for $245,000 (net of $5,000 expense of sale). Each share included detachable warrants to purchase three common shares at $.01 per share for 24 months callable at $.005.

     On April 1, 1997 the Company entered into a five year agreement with Dr. Morris Mann to assume the position of director of product development to enhance the integrity and quality of the Company's product lines, the intellectual property of the Company and the Company image. On April 11, the Company issued 200,000 restricted common shares to Dr. Morris Mann in payment for his services. The value of the services were recorded at $2.125 per share (the approximate closing price of the common stock on the date the agreement was signed).

NOTE 7 - INCOME TAXES

     The Company is subject to corporate and state income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset at July 31, 1997 of $96,867 is comprised of the tax benefit of the net operating loss carryforward.

The components of the income tax (benefit) provision are as follows:
                         July 31,
                    1997          1996
Current
 Federal        $        -     $ 27,500
 State                   -       10,484
Deferred
 Federal          (114,500)           -
 State              (9,513)           -
     Total       $(124,013)    $ 37,984

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income (loss) from continuing operations is as follows:
                                       1997       1996
Statutory federal income tax rate     (34.0%)     34.0%
State income taxes                     (8.0%)      8.0%
Other                                  26.0%     (11.0%)
Effective income tax rate             (16.0%)     31.0%



             VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 31, 1997, AND 1996
                             (Continued)

NOTE 8 - LEGAL PROCEEDINGS


     On May 13, 1997, James R. Parker (Plaintiff) filed a Complaint for Damages against various individuals and the Voyager Group, Inc. in Superior Court of the State of California in and for the County of Sacramento (Case No. 97AS02458). The complaint alleges that the Voyager Group, Inc. and its directors, officers, agents and shareholders among others, promised to pay the Plaintiff approximately 781,250 shares of the Voyager Group. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $2,900,000, plus attorney fees and interest. During November 1997, the Company successfully negotiated to settle all claims by issuing 300,000 shares of common stock at $0.21 per share to Mr. Parker. The amount of the settlement and any liability or other costs that may be incurred in connection with this matter have been provided for in the financial statements.


NOTE 9 - SELECTED FINANCIAL DATA (unaudited)

The following tables set forth certain unaudited quarterly financial information:

                                       Quarters Ended
                         July 31,    April 30,      January 31,     October 31,
                          1997         1997            1997            1996
Income statement data:
 Net sales             $ 954,583     $ 928,829      $1,063,311      $1,020,640
 Gross profit            666,967       648,973         782,328         673,622
 Income (loss) from
   operations             41,346      (395,842)        (39,855)       (376,806)
 Other income              3,573         3,831               -               -

Income (loss) before tax  44,919      (392,011)        (39,855)       (376,806)

  Income tax (provision)
    benefit               (5,375)       62,722           6,377          60,289

   Net income (loss)   $  39,544     $(329,289)     $  (33,478)      $(316,517)








           VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1997, AND 1996
                         (Continued)

NOTE 9 - SELECTED FINANCIAL DATA (unaudited)
(Continued)


                                           Quarters Ended
                            July 31,    April 30,   January 31,  October 31,
                              1996        1996          1996        1995
Income statement data:
 Net sales                 $ 486,076    $ 390,517    $ 237,896   $ 100,702
 Gross profit                312,851      251,376      153,134      64,822
 Income (loss) from
   operations                163,978      (16,848)     (15,974)     (6,109)
 Other expense                  (987)           -            -           -

Income (loss) before tax     162,991      (16,848)     (15,974)     (6,109)

  Income tax (provision)
    benefit                 ( 46,184)       4,200        4,000           -

   Net income (loss)       $ 116,807    $ (12,648)  $  (11,974)   $ (6,109)