Form 10QSB
period 1998-01-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1998-03-17
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: January 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from__________to___________
                         Commission file number 0-21961

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 12, 1998 3,850,000

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                              (Unaudited)
ASSETS                                    January 31, 1998    July 31, 1997
------                                    ----------------    -------------

Current Assets:
  Cash ...................................     $ 268,982        $ 419,332
  Inventory ..............................       194,212          165,212
  Prepaid Expenses .......................        29,271           56,318
  Accounts Receivable ....................        16,513           16,789
                                               ---------        ---------

     Total Current Assets ................       508,978          657,651
                                               ---------        ---------

Fixed Assets, at Cost:
  Furniture and Equipment ................       138,760          138,760
  Leasehold Improvements .................         6,741            6,741
    Less - Accumulated
      Depreciation .......................       (58,545)         (44,925)
                                               ---------        ---------

                                                  86,956          100,576
                                               ---------        ---------

Other assets:
  Deferred Tax Benefit ...................       102,867           96,867
  Intangible Assets, Net .................         1,165            1,449
  Deposits ...............................        10,327            5,252
                                               ---------        ---------

     Total Other Assets ..................       114,359          103,568
                                               ---------        ---------

     Total Assets ........................     $ 710,293        $ 861,795
                                               =========        =========

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS(Continued)




                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY         January 31,1998  July 31, 1997
------------------------------------         ---------------  -------------

Current Liabilities:
  Accounts Payable .......................     $    39,967      $ 130,675
  Accrued liabilities ....................          40,213         46,267
  Accrued Commissions ....................         142,501        146,027
                                               -----------      ---------

    Total Current Liabilities ............         222,681        322,969
                                               -----------      ---------

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 431 shares
    issued and outstanding ...............               1              1
  Premium on Preferred Stock .............         155,331        155,331
  Common Stock to be Issued ..............            --              300
  Common Stock; $.001 par
    value;  50,000,000 shares
    authorized; ..........................       3,350,000
    and 2,950,000 shares
    issued and outstanding
    January 31, 1997 and
    July 31, 1996, respectively ..........           3,850          3,550
  Additional Paid-in Capital .............         920,489        920,489
 Retained Earnings (Deficit) .............        (592,059)      (540,845)
                                               -----------      ---------

    Total Stockholders' Equity ...........         487,612        538,826
                                               -----------      ---------

    Total Liabilities, and
      Stockholders' Equity ...............     $   710,293      $ 861,795
                                               ===========      =========






The accompanying notes are an integral part of these consolidated financial statements.


                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                            (Unaudited)              (Unaudited)
                                           For the Three             For the Six
                                           Months Ended              Months Ended
                                            January 31,               January 31,
                                           -------------              ------------
                                        1998         1997          1998         1997
                                       ------       ------        ------        -----
Sales, Net ......................  $   632,669   $ 1,063,311   $ 1,504,971   $ 2,083,951
Cost of Sales ...................      191,159       280,983       454,987       628,001
                                   -----------   -----------   -----------   -----------

     Gross Margin ...............      441,510       782,328     1,049,984     1,455,950

Selling & Marketing .............      393,632       719,871       869,011     1,598,902
Research and Development ........          529          --           2,947          --
General & Administrative ........      149,448       102,312       261,900       273,709
                                   -----------   -----------   -----------   -----------

     Total Expenses .............      543,609       822,183     1,133,858     1,872,611
                                   -----------   -----------   -----------   -----------

     Operating Income (Loss) ....     (102,099)      (39,855)      (83,874)     (416,661)

Other Income (Expense)
  Interest, Net .................        2,880          --           6,299          --
                                   -----------   -----------   -----------   -----------

Income (Loss) Before Income Taxes
                                       (99,219)      (39,855)      (77,575)     (416,661)

Income Taxes ....................         --            --            --            --
Deferred Tax (Benefit) ..........      (33,000)       (6,377)      (26,361)      (66,666)
                                   -----------   -----------   -----------   -----------

Net Income (Loss) ...............  $   (66,219)  $   (33,478)  $   (51,214)  $  (349,995)
                                   ===========   ===========   ===========   ===========

Earnings Per Common Share .......  $     (0.02)  $      (.01)  $     (0.01)  $     (0.10)

Weighted Average Shares
Outstanding .....................    3,850,000     3,350,000     3,850,000     3,350,000



The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)
                                                      For the Six
                                                      Months Ended
                                                       January 31,
                                                     1998       1997
                                                     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) .............................  $ (51,214)  $(349,995)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in
Operating Activities:
     Depreciation and Amortization ............     13,904       9,089
     Common Stock for Services ................       --       150,000
     Change in Deferred Tax Asset .............     (6,000)       --

Changes in Assets and Liabilities-
     (Increase) Decrease in Accounts Receivable        276     (14,337)
     Decrease in Prepaid Expenses .............     27,047       1,311
     (Increase) Decrease in Inventory .........    (29,000)       --
     Increase in Other Assets .................     (5,075)    (73,454)
     Increase (Decrease) in Accounts Payable ..    (90,708)     65,174
     Decrease in Accrued Liabilities ..........     (6,054)    (35,120)
     Increase (Decrease) in Accrued Commissions     (3,526)    185,372
                                                 ---------   ---------

Net Cash Used by Operating Activities .........   (150,350)    (61,960)
                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Furniture and Equipment ..............       --       (65,126)
                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock ........       --       245,000
                                                 ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....   (150,350)    117,914
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ..........................    419,332     322,787
                                                 ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD .......................................  $ 268,982   $ 440,701
                                                 =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid During the Year For:
    Interest                                    $       34   $       -
    Income Taxes                                $        -   $  33,809

On October 27, 1996 the Company issued 150,000 shares of common stock in exchange for advertising and promotional services to be performed within a 36 month period.

The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                                   (Unaudited)


1.         Interim Reporting

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended July 31, 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's report on Form 10- KSB for the year ended July 31, 1998.

           During the six month period ended January 31, 1998, the Company has developed a new line of patented products, the "Body Lite System". The Body Lite system includes three nutritional supplements which, when combined with eating right and low impact exercises, will help aide in weight management. The three components to the Body Lite system are:

           1. BODYLITE VITALIZER, a patented blend of natural and organic amino acids, herbs, and vitamins designed to give a long lasting lift and effective appetite control throughout the day. Vitalizer is scientifically assembled to increase the production of neurotransmitters which signal to the brain a feeling of satisfaction and reduces the urge to over eat as well as the urge for sweets and fats.

           2. BODYLITE STABILILIZER, a patented blend of natural and organic ingredients designed to provide energy and blood sugar stabilization.

           3 BODYLITE 3-2-1, a patented shake that mixes with water and combines three parts protein, two parts complex carbohydrates and one part sugar. This balance provides a timely and balanced conversion into glouse, which helps prevent blood sugar spikes and inadvertent, unnecessary excess insulin release. This also helps prevent rapid blood sugar decrease during the metabolism process and provides appetite control for several hours.

           Customers with repeat business accounted for a majority of the revenues generated. Although the Company has provided products for its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

Results of Operations - The following table set forth, for the three months and the six months ended January 31, 1998 and 1997, certain items from the Company's Condensed consolidated Statements of Income expressed as a percentage of net sales.

                                  Three Months Ended  Six Months Ended
                                      January 31,        January 31,
                                     -------------      ------------
                                     1998     1997     1998      1997
                                    ------   ------   ------    -----

Sales, Net ......................    100.0%   100.0%   100.0%   100.0%
Cost of Sales ...................     30.2     26.4     30.2     30.1
                                     -----    -----    -----    -----

Gross Margin ....................     69.8     73.6     69.8     69.9

Operating Expenses ..............     85.9     77.4     75.4     89.9
                                     -----    -----    -----    -----

Operating Income (Loss) .........    (16.1)    (3.8)    (5.6)   (20.0)

Interest Income, Net ............      0.4      0.0      0.4      0.0
                                     -----    -----    -----    -----

Income (Loss) Before Income Taxes    (15.7)    (3.8)    (5.2)   (20.0)

Income Taxes
Deferred Tax (Benefit) ..........     (5.2)    (0.6)    (1.8)    (3.2)
                                     -----    -----    -----    -----

Net Income (Loss) ...............    (10.5)    (3.2)    (3.4)   (16.8)
                                     =====    =====    =====    =====

Net Sales

           Net sales for the second quarter of Fiscal 1997 were less than the second quarter for Fiscal 1996 by $430,642 or 40.5%. Net sales for the six month period were less than the comparable period of Fiscal 1996 by $578,980 or 27.8%. This decrease was due to a broad restructuring of the Company's sales and compensation plan, a repricing strategy for current products and reformulation of certain existing products, and research and development of the new Body Lite System products. The result of which, management believes, will have a favorable increase in sales throughout the rest of the year and fuel continual growth into the future.

Cost of Sales

           Cost of sales for the second quarter of Fiscal 1997 decreased $$340,818 or 43.6% compared to the second quarter of Fiscal 1996. As a percentage of sales, cost of sales increased from 26.4% to 30.2%.
           On a year-to-date basis, cost of sales decreased $173,014 or 27.6%. As a percentage of sales year-to-date, cost of sales remained relatively constant increasing from 30.1% to 30.2%.

Operating Expenses

           Operating expenses during the second quarter of Fiscal 1997 decreased $278,574 or 33.9% compared to the second quarter of Fiscal 1996 from $822,183 to $543,609. For the six month period, operating expenses decreased $738,753 or 39.5% from $1,872,611 to $1,133,858.

As a percentage of sales, operating expenses for the second quarter increased from 77.4% of sales to 85.9% of sales. For the six month period, operating expenses as a percent of sales decreased from 89.9% to 75.4%.
           The increase in the second quarter is due increased payrolls from the addition of employees, and increases in promotional expenses, royalties, equipment rental and postage. The decrease for the six months is primarily due to a one time marketing expense of $150,000 during the first quarter of Fiscal 1996 which represents 13.9% of sales for the six month period.

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

           The decrease in liquidity during the quarter was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended January 31, 1998, operating activities used cash of $150,000 as compared to net cash used of $62,000 for the six months ended January 31, 1997.

           Cash flows used in investing activities is primarily due to the acquisition of $65,000 of computer equipment and office furniture for the six months ended January 31, 1997.

           Financing activities provided $245,000 for the six months ended January 31, 1997. The increase in cash flow from financing activities was primarily from the sale of preferred and common stock.

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

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended January 31, 1998.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.

                                  (Registrant)





DATE:       March 17, 1998               By:  /S/
      ---------------------------             -------------------------
                                              William Clapham, President
                                             (Principal financial and
                                              Accounting Officer)