Form 10QSB
period 1998-04-30
VOYAGER GROUP USA-BRAZIL LTD
filed 1998-06-19
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:                   April 30, 1998
                                            ---------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 12, 1998 4,350,000

     Transitional Small Business Disclosure Format (check one). Yes    ; No X

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                   (Unaudited)
ASSETS                                              April 30,         July 31,
                                                      1998              1997
                                                    ---------         ---------

Current Assets:
  Cash .....................................        $  44,458         $ 419,332
  Inventory ................................          319,211           165,212
  Prepaid Expenses .........................           18,974            56,318
  Accounts Receivable ......................           18,078            16,789
                                                    ---------         ---------

     Total Current Assets ..................          400,721           657,651
                                                    ---------         ---------

Fixed Assets, at Cost:
  Furniture and Equipment ..................          140,082           138,760
  Leasehold Improvements ...................            6,741             6,741
    Less - Accumulated
      Depreciation .........................          (65,355)          (44,925)
                                                    ---------         ---------

                                                       81,468           100,576
                                                    ---------         ---------

Other assets:
  Deferred Tax Benefit .....................          153,105            96,867
  Intangible Assets, Net ...................            1,023             1,449
  Deposits .................................           10,327             5,252
                                                    ---------         ---------

     Total Other Assets ....................          164,455           103,568
                                                    ---------         ---------

     Total Assets ..........................        $ 646,644         $ 861,795
                                                    =========         =========

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS(Continued)




                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                 April 30,        July 31,
                                                       1998             1997
                                                     ---------        ---------

Current Liabilities:
  Accounts Payable ...........................       $  65,624        $ 130,675
  Accrued liabilities ........................          43,580           46,267
  Accrued Commissions ........................         142,501          146,027
                                                     ---------        ---------

    Total Current Liabilities ................         251,705          322,969
                                                     ---------        ---------

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 431 shares
    issued and outstanding ...................               1                1
  Premium on Preferred Stock .................         155,331          155,331
  Common Stock to be Issued ..................            --                300
  Common Stock; $.001 par
    value;  50,000,000 shares
    authorized; 4,350,000 and
    3,550,000 shares issued
    and outstanding January
    31, 1998 and July 31,
    1997, respectively .......................           4,350            3,550
  Additional Paid-in Capital .................         924,989          920,489
  Retained Earnings ..........................        (689,732)        (540,845)
                                                     ---------        ---------

    Total Stockholders' Equity ...............         394,939          538,826
                                                     ---------        ---------

    Total Liabilities, and
      Stockholders' Equity ...................       $ 646,644        $ 861,795
                                                     =========        =========





The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                 (Unaudited)                (Unaudited)
                                For the Three               For the Nine
                                 Months Ended               Months Ended
                                   April 30,                  April 30,
                          -------------------------  --------------------------
                              1998          1997          1998          1997
                          -----------   -----------   -----------   -----------

Sales, Net .............  $   454,076   $   928,829   $ 1,959,047   $ 3,012,780
Cost of Sales ..........      135,578       279,856       590,565       907,857
                          -----------   -----------   -----------   -----------

     Gross Margin ......      318,498       648,973     1,368,482     2,104,923

Selling & Marketing ....      293,792       960,130     1,162,803     2,559,032
Research & Development .         --            --           2,947          --
General & Administrative      173,963        84,685       435,863       358,394
                          -----------   -----------   -----------   -----------

     Total Expenses ....      467,755     1,044,815     1,601,613     2,917,426
                          -----------   -----------   -----------   -----------

     Operating Loss ....     (149,257)     (395,842)     (233,131)     (812,503)

Other Income
  Interest, Net ........        1,345         3,831         7,644         3,831
                          -----------   -----------   -----------   -----------

Income (Loss) Before
Income Taxes ...........     (147,912)     (392,011)     (225,487)     (808,672)

Income Taxes
Deferred Tax (Benefit) .      (50,238)      (62,722)      (76,600)     (129,388)
                          -----------   -----------   -----------   -----------

Net Income (Loss) ......  $   (97,674)  $  (329,289)  $  (148,887)  $  (679,284)
                          ===========   ===========   ===========   ===========

Earnings Per
Common Share:

Weighted Average Shares
Outstanding ............    3,912,500     3,394,944     3,912,500     3,372,099


Earnings Per
Common Share: ..........  $     (0.02)  $      (.10)  $     (0.04)  $     (0.20)

The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                              For the Nine
                                                              Months Ended
                                                                April 30,
                                                         ----------------------
                                                            1998        1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ....................................   $(148,887)   $(679,284)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
  Depreciation and Amortization ......................      20,856       15,115
  Common Stock for Services ..........................        --        575,000
Changes in Assets and Liabilities-
  (Increase) in Accounts Receivable ..................      (1,289)     (10,428)
   Decrease in Prepaid Expenses ......................      37,344       (9,459)
  (Increase) Decrease in Inventory ...................    (153,999)     (46,674)
  (Increase) in Other Assets .........................     (61,313)    (136,176)
   Increase (Decrease) in Accounts Payable ...........     (65,051)       2,132
  (Decrease) in Accrued Liabilities ..................      (2,687)     (37,282)
   Increase (Decrease) in Accrued Commissions ........      (3,526)     169,954
                                                         ---------    ---------

Net Cash Provided by Operating Activities ............    (378,552)    (157,102)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Furniture and Equipment .....................      (1,322)     (86,319)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Preferred Stock ......................................        --           --
Proceeds from Issuance of Common Stock ...............       5,000      245,000
                                                         ---------    ---------

Net Cash Provided by Financing Activities ............       5,000      245,000
                                                         ---------    ---------

Net Increase in Cash and Cash Equivalents ............    (374,874)       1,579
Cash and Cash Equivalents at Beginning of Period .....     419,332      322,787
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period ...........   $  44,458    $ 324,366
                                                         =========    =========

Supplemental Disclosures of Cash Flow Information
  Cash paid During the Year For:
    Interest .........................................   $      34    $    --
    Income Taxes .....................................   $    --      $  33,809

On October 27, 1996 the Company issued 150,000 shares of common stock in exchange for advertising and promotional services to be performed within a 36 month period.


The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 1998
                                   (Unaudited)


1.         Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 1998, are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's report on Form 10-KSB for the year ended July 31, 1997.

     During the nine month period ended April 30, 1998, the Company has developed a new line of patented products, the "Body Lite System". The Body Lite system includes three nutritional supplements which, when combined with eating right and low impact exercises, will help aide in weight management and pain relief. The three components to the Body Lite system are:

     1. BODYLITE VITALIZER, a proprietary blend of natural and organic amino acids, herbs, and vitamins designed to give a long lasting lift and effective appetite control throughout the day. Vitalizer is scientifically assembled to help increase the production of neurotransmitters which signal to the brain a feeling of satisfaction and reduces the urge to over eat as well as the urge for sweets and fats.

     2. BODYLITE STABILIZER, a proprietary blend of natural and organic ingredients designed to provide energy and blood sugar stabilization.

     3 BODYLITE 3-2-1, a novel shake that mixes with water and combines three parts protein, two parts complex carbohydrates and one part sugar. This balance provides a timely and balanced conversion into glouse, which helps prevent blood sugar spikes and inadvertent, unnecessary excess insulin release. This also helps prevent rapid blood sugar decrease during the metabolism process and provides appetite control for several hours.

     Customers with repeat business accounted for a majority of the revenues generated. Although the Company has provided products for its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

Results of Operations - The following table set forth, for the three months and the nine months ended April 30, 1998 and 1997, certain items from the Company's Condensed consolidated Statements of Income expressed as a percentage of net sales.

                                          Three Months Ended   Nine Months Ended
                                               April 30,           April 30,
                                            ---------------     ---------------
                                             1998      1997      1998      1997
                                            -----     -----     -----     -----

Sales, Net ............................     100.0%    100.0%    100.0%    100.0%
Cost of Sales .........................      29.9      30.1      30.1      30.1
                                            -----     -----     -----     -----

Gross Margin ..........................      70.1      69.9      69.9      69.9

Operating Expenses ....................     103.0     112.5      81.8      96.8
                                            -----     -----     -----     -----

Operating Income (Loss) ...............     (32.9)    (42.6)    (11.9)    (26.9)

Interest Income, Net ..................       0.3       0.4       0.4       0.1
                                            -----     -----     -----     -----

Income (Loss) Before Income Taxes .....     (32.6)    (42.2)    (11.5)    (26.8)

Income Taxes
Deferred Tax (Benefit) ................     (11.1)     (6.8)     (3.9)     (4.3)
                                            -----     -----     -----     -----

Net Income (Loss) .....................     (21.5)    (35.4)     (7.6)    (22.5)
                                            =====     =====     =====     =====


Net Sales

     Net sales for the third quarter of Fiscal 1997 were less than the third quarter for Fiscal 1996 by $474,753 or 51.1%. Net sales for the nine month period were less than the comparable period of Fiscal 1996 by $1,053,733 or 35.0%. This decrease was due to a broad restructuring of the Company's sales and compensation plan, a repricing strategy that lowered prices to distributors approximately 30%, re-formulation of certain existing products, and research and development of the new Body Lite System and DoloRx products. The result of which, management believes, will have a favorable increase in sales throughout the rest of the year and fuel continual growth into the future.

Cost of Sales

     Cost of sales for the third quarter of Fiscal 1997 decreased $144,278 or 51.6% compared to the third quarter of Fiscal 1996. As a percentage of sales, cost of sales remained relatively constant decreasing from 30.1% to 29.9%. On a year-to-date basis, cost of sales decreased $317,292 or 34.9%. As a percentage of sales year-to-date, cost of sales remained relatively constant at 30.1%.

Operating Expenses

     Operating expenses during the third quarter of Fiscal 1997 decreased $577,060 or 55.2% compared to the third quarter of Fiscal 1996 from $1,044,815 to $467,755. For the nine month period, operating expenses decreased $1,315,813 or 45.1% from $2,917,426 to $1,601,613. As a percentage of sales, operating expenses for the third quarter decreased from 112.5% of sales to 103.0% of sales. For the nine month period, operating expenses as a percent of sales decreased from 96.8% to 81.8%.

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

     The decrease in liquidity during the quarter was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended April 30, 1998, operating activities used cash of $379,000 as compared to net cash used of $157,000 for the nine months ended April 30, 1997.

     Cash flows used in investing activities is primarily due to the acquisition of $1,000 of computer equipment and office furniture for the nine months ended April 30, 1997.

     Financing activities provided $5,000 for the nine months ended April 30, 1997. The increase in cash flow from financing activities was primarily from the exercise of warrants for common stock.

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

     The Company did not file a report on Form 8-K during the three months ended April 30, 1998.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.
                                  (Registrant)





DATE:   June 19, 1998                     By:  /s/ William Clapham
     -----------------                       ---------------------------
                                              William Clapham, President
                                              (Principal financial and
                                               Accounting Officer)