Form 10KSB
period 1998-07-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1998-11-16
CIK 1029262

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

Mark One)
[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended: July 31, 1998

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

            6354 Corte Del Abeto, Suite F, Carlsbad, California 92009
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

                                                             Total pages:    31
                                                     Exhibit Index Page:     33

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $ 2,344,302

     As of November 3, 1998, there were 7,125,010 (1 vote per share) common and 401 (10,000 votes per share) preferred shares for a total 11,155,010 shares of the Registrant's voting stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $3,777,505 computed at the average bid and asked price as of November 3, 1998.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS)

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 3, 1998 7,125,010

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

 None

     Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.   Description of Business............................................ 4

Item 2.   Description of Property............................................22

Item 3.   Legal Proceedings..................................................22

Item 4.   Submission of Matters to a Vote of Security Holders................22

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...........22

Item 6.   Management's Discussion and Analysis or Plan of Operations.........25

Item 7.   Financial Statements...............................................28

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...............................................28

PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................28

Item 10.  Executive Compensation.............................................29

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....29

Item 12.  Certain Relationships and Related Transactions.....................30

Item 13.  Exhibits and Reports on form 8-K...................................31

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

         On July 17, 1996 the Company entered into an agreement and plan of reorganization to acquire Voyager Group, Inc. (a Delaware Corporation). In a tax-free corporate reorganization the Company issued 360 shares of restricted convertible preferred stock series AA 1996, par value $0.001, (convertible into 3,600,000 restricted common shares) in exchange for 100% of the issued and outstanding capital stock of Voyager Group, Inc. As a result of the acquisition, Voyager Group, Inc., became a wholly owned subsidiary of the Company. At the same time, the Company sold 56 restricted Convertible Preferred Shares Series AA (convertible to 560,000 restricted common shares par value $0.001) to a Mr. Joe Brazil (not affiliated tot he Company or related to any officer, or director) and Mr. Michael Johnson, for $150,010 ($2,678.75 for each preferred share) under Reg. D- Rule 506 of the Securities and Exchange Act of 1933. Mr. Galus Villard in accordance with the merger agreement returned 15,000,000 restricted common shares to the Company on July 31, 1996. Mr. James Ronald Parker received in July 1996, 15 restricted convertible preferred shares series AA 1996 (convertible to 150,000 restricted common shares) and 300,000 shares of restricted common stock as a finders fee in connection with said merger and as payment for promotional activities.

         The above stated transaction has been accounted for as a reverse purchase. Income and expense have been presented since the inception of the Delaware Company.

     The consolidated financial statements include the accounts of the Issuer, and its wholly-owned subsidiary, The Voyager Group, Inc. All significant intercompany accounts and transactions have been eliminated.

         Also on July, 17, 1996 the Company changed the name of the Company to Voyager Group- U.S.A.-Brazil, Ltd.

(b) Business of Issuer.

     The Company's independent distributors distribute dietary supplements and personal care products through a multi-level marketing network. The Company has grown in the level of distributor sponsorship from one thousand distributors in 1995 to over 33,000 distributors. The Company has little or no control over the level of sponsorship of new distributors and cannot predict the timing or degree of fluctuations.

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

         Through training meetings, annual conventions, distributor focus groups, regular telephone conference calls and personal contacts with distributors,  the  Company  seeks to  understand  and satisfy the needs of each distributor. The Company provides walk-in, telephonic and computerized fulfillment and tracking services that result in user-friendly, and timely product distribution. In addition, the Company is committed to evaluating new ideas in technology and services, such as automatic product reordering, that the Company can provide to distributors. The Company currently utilizes, teleconferencing, fax services, and internet. Online internet access including distributor sign- up, tracking shipments, ordering abilities and group and personal sales volume inquiries is anticipated to be provided to distributors in the future.

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

         General, distributors can receive commission bonuses if, on a monthly basis (I) the distributor achieves a qualifying personal volume, (ii) the distributor sells and/or consumes at least 51% of personal sales volume, and
(iii) the distributor is not in default of any material policies or procedures.

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

(7) Certain Business Consideration and Risk Factors

         There are certain significant risks facing the Company, many of which are substantial in nature. Stockholders and prospective stockholders in the company should consider carefully the following risks and information in conjunction with the other information contained herein. The statements in this section are historical facts or are forward-looking statements. Reliance on forward- looking statements involve certain risks and uncertainties. Actual results and outcomes may differ materially from those discussed in this section. Factors that might cause such differences include, but are not limited to, the risks and factors discussed below.

         Reliance upon independent distributors of the Company, the Company distributes its products exclusively through independent distributors who have become distributors of the Company. Consequently, distributors can voluntarily terminate being a distributor at any time with the Company. The Company's revenue is directly dependent upon the efforts of these independent distributors, and any growth in future sales volume will require an increase in the productivity of these distributors and /or growth in the total number of distributors. As is typical in the direct selling industry, there is turnover in distributors from year to year, which requires the sponsoring and training of new distributors by existing distributors to maintain or increase distributor force and motivate new and existing distributors. The size of the distribution force can also be particularly impacted by general economic business and a number of intangible factors such as public perception of the Company's products and product ingredients. The Company has limited control over who becomes a distributor. In addition, because distributors are independent contractors the Company is not in a position to provide the same level of direction, motivation and oversight as it would with respect to its own employees.

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

(8) Control by Stockholders: Convertible Preferred Stock Series AA 1996.

         The capitalization of the Company was structured in such a manner as to minimize the possibility of a change in control of the Company without consent of the Preferred stockholders. Consequently, the shares of convertible preferred series AA 1996 enjoy ten thousand to one voting privileges over the common stock until the outstanding of preferred stock constitute less than 10% of the total outstanding shares of common stock. As of April 7, 1998, the preferred stockholders. i.e. management and certain affiliates and non-affiliates shareholders collectively own 100% of the outstanding shares of the preferred stock, representing approximately 36% of the combined voting power of the outstanding shares of common stock. Accordingly, as of such date, the preferred stockholders and certain affiliates and non-affiliates shareholders, acting fully or partially in concert are able to control the election of the Board of Directors of the Company and thus the direction and future operations of the
Company  without   supporting  vote  of  any  other  of  the  companies   common
shareholders, including decisions regarding acquisitions and other business opportunities, the declaration of dividends and the issuance of addition shares of preferred and other securities.

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

G.       P.Y.C. PLUS
         Is proprietary product of the issuer.

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

H.       SLENDER YOU.  (Liquid)

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

I.       COLLOIDAL SILVER

         Colloidal Silver is a proprietary formula anti-microbial.

          Product Composition:

               3-5 ppm Silver(Electro-Sonic colloidal process= 300 billion particles per milliliter) Measured in nanometers, not microns.

J.       HERBAL SENSATIONS SHAMPOO
         Herbal Sensations Shampoo is a proprietary formula hair care product which in our opinion helps cleans hair with out animal by products, laureth, and sulfates.

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

K.       HERBAL  CONDITIONER
         Herbal Conditioner is a proprietary formula hair care product.

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

L.       SUPER SOY.
          A issuer formula proprietor.

          Product Composition:

               500 mg. Soy from soy sprouts

M.       VITAL ESSENCE
         Is a Proprietary product of the issuer.

          Product Composition:

               Natural Progesterone 500mg, Each 12' strip provides approximately 2mg of active ingredients. Rose Essence, Oleic Acid, Linseed Oil, (a natural source of fatty acids including GLA), SD alcohol derived from naturally grown sources, Natural Fragrance.

N.       OPTIMAL ENZYMES:
         Is a proprietary product of the issuer:

          Product Composition:

               Each capsule is 46mg net weight Contains blend: Magnesium, Glycinate, Papain, Bromelain, Amylase, Protease, Invertase,
               Lipase, Maltase, Cellulase, Lactase, Pectinase, Fructooigosaccharides, (FOS), Yellow Dock Root, Beet Root, Fennel Seed, Ginger Root, Burdock Root and Cayenne.

O.       VITAL BIOTIC.
         Is a proprietary product of the issuer.

          Product Composition:

               Each capsule is 495mg net weight Contains Blend: Lactobacillus Acidophilus, DDSI Acidophilus Bifidus, L-Salivarius, L-Brevis, L-Plantarum, L- Bulgaricus, L-Lactis, L-Casie, and Fructooligosaccharides (FOS) in an base of SBO's-(Soil born micro organisms.)

P.       ULTRA PHASE 5 TM

         Is a proprietary product of the issuer for use as a dietary supplement.

          Product Composition:

               Ingredients: a proprietary blend of Green Tea Extract, Choline Bitartrate, Inulin, L-Pyroglutamate, Niacin, DMAE Bitartrate, L-Phenylalanine, Potassium Aspartate, N-Acetyl-L-Carnitine, Ginko Biloba, Magnesium Glycinate. PATENT PENDING

Q.       DOLO RX TM

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

          Product Composition:

               Deionized    Water,    Denatured    Alcohol,    TMEA   Trioleate,
               Phenoxyethanol,   Isopropyl   Palmitate,   Carbomer,   Allantoin,
               Panthenol, C11-15 Pareth-9,

               Menthol, Methyl Salicylate, Amino Methyl Propanol, Methyparaben, Propylparaben, Diazolidinyl Urea. PATENT PENDING

         During  fiscal1998,  the Company developed a new line of patent applied products, the "Body Lite System". The Body Lite system includes three nutritional supplements which, when combined with eating right and low impact exercises, will help aide in weight management and pain relief. The three components to the Body Lite system are:

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

     For the years ended July 31, 1998 and 1997 there was no money allocated to research and development. Royalty agreements provided that the research and development expenses are to be paid by the royalty holder.

(19) Cost and effects of compliance with environmental laws.

     None.

(20) Number of employees.

     As of October 31, 1998 the Company had a total of 10 employees engaged in the general management and administration.

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

No matters were submitted to a vote of security holders during the quarter ended July 31, 1998.

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

                   1997                            HIGH BID          LOW BID

First Quarter (10/31/96) ...................  $       3.625     $       1.000
Second Quarter (01/31/97) ..................  $       2.125     $       1.125
Third Quarter (04/30/97) ...................  $       2.875     $       2.000
Fourth Quarter (07/31/97) ..................  $       3.000     $       1.750

                  1998

First Quarter (10/31/97) ...................  $       2.250     $       1.375
Second Quarter (01/31/98) ..................  $       1.625     $       0.563
Third Quarter (04/30/98) ...................  $       2.625     $       0.438
Fourth Quarter (07/31/98) ..................  $       4.250     $       0.938



         The number of shareholders of record of the Company's common stock as of November 3, 1998 was approximately 200. The number of shareholders of record of the Company's preferred stock as of November 3, 1998 was 4.

         The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

         The Company over the past three years has sold 3,509,000 shares of common stock and 431 shares of cumulative preferred stock.

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

         On July 17, 1996 the Company entered into an agreement and plan of reorganization to acquire Voyager Group, Inc. (a Delaware Corporation). In a tax-free corporate reorganization the Company issued 360 shares of restricted convertible preferred stock series AA 1996, par value $0.001, (convertible into 3,600,000 restricted common shares) in exchange for 100% of the issued and outstanding capital stock of Voyager Group, Inc. As a result of the acquisition, Voyager Group, Inc., became a wholly owned subsidiary of the Company. At the same time, the Company sold 56 restricted Convertible Preferred Shares Series AA (convertible to 560,000 restricted common shares par value $0.001 ) to a Mr. Joe Brazil (not affiliated to Company or related to any officer, or director) and Mr. Michael Johnson, for $150,010 ($2,678.75 dollars for each preferred share) under Reg. D- Rule 506 of the Securities and Exchange Act of 1933. Mr. James Ronald Parker received in July 1996, 15 restricted convertible preferred shares series AA 1996 (convertible to 150,000 restricted common shares) and in November, 1997 received 300,000 common shares at $0.21 per share as a finders fee in connection with said merger and as payment for promotional activities. The issuer furnished Mr Brazil, Mr. Johnson and Mr. Parker with a copy of the issuer's business plan, the type of restricted securities offered, and all financial information about the issuer Mr Brazil, Mr. Johnson and Mr. Parker are accredited investors.

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

         On April 1, 1997 the Company entered into an agreement with Dr. Morris Mann to assume the position of director of product development to enhance the integrity and quality of the Company's product lines, the intellectual property of the Company and the Company image. On April 11, the Company issued 200,000 restricted common shares under Regulation D Rule 506 of the Securities and Exchange Act of 1933, to Dr. Morris Mann. Dr. Mann is an accredited investor. During February and April 1998, pursuant to a top up provision of the agreement an additional 300,000 and 125,000 shares, respectively, were issued to to Dr. Mann (WestRim Holdings).

         During December 1997, the company issued 434,000 shares to three employees. The shares were offered at market value.

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

Results of Operations - The following table set forth, for the years ended July 31, 1998 and 1997, certain items from the Company's Condensed consolidated Statements of Income expressed as a percentage of net sales.

                                                 1998                1997
                                                ------              -----

Sales, Net                                      100.0%              100.0%
Cost of Sales                                    30.3                30.1
                                          ------------------  ------------------

Gross Margin                                     69.7                69.9

Operating Expenses                               90.9                89.3
                                          ------------------  ------------------

Operating Income (Loss)                         (21.2)              (19.4)

Interest Income, Net                              0.3                 0.1
                                          ------------------  ------------------

Income (Loss) Before Income                     (20.9)              (19.3)
Taxes

Income Taxes
Deferred Tax (Benefit)                           (3.4)               (3.2)
                                          ------------------  ------------------

Net Income (Loss)                               (17.5)              (16.1)
                                          ==================  ==================


Net Sales

         Net sales for Fiscal 1998 were less than Fiscal 1997 by $1,623,061 or 59.1%. This decrease was due to a broad restructuring of the Company's sales and compensation plan, a repricing strategy that lowered prices to distributors approximately 30%, re-formulation of certain existing products, and research and development of the new Body Lite System and DoloRx products. The result of which, management believes, will have a favorable increase in sales next year and fuel continual growth into the future.

Cost of Sales

         Cost of sales for Fiscal 1998 decreased $484,202 or 59.5% compared to Fiscal 1997. As a percentage of sales, cost of sales remained relatively constant increasing from 30.1% to 30.3%.

Operating Expenses

         Operating expenses during Fiscal 1998 decreased $1,412,891 or 60.1% compared to Fiscal 1997 from $3,543,047 to $2,130,156.

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

     The decrease in liquidity during the year was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During 1998, operating activities used cash of $446,000 as compared to net cash used of $58,000 for 1997.

         Cash flows used in investing activities is primarily due to the acquisition of $1,000 of computer equipment and office furniture for 1998.

         Financing activities provided $28,000 for 1998. The increase in cash flow from financing activities was primarily from the exercise of warrants for common stock and sales of restricted common stock to employees.

         Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending July 31, 1999 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.

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
           NAME  and  AGE            POSITION               TERM OF OFFICE

William Clapham        40      Director/President      July 21, 1996 to Present

Thaisa Branco          30      Director/Vice Pres.     July 21, 1996 to Present

Michael Johnson        33      Director                July 21, 1996 to Present

Thaisa Branco is the wife of William Clapham

Business Experience

William H. Clapham, Director/President, is 40 years of age and co-founded The Voyager Group, Inc., with his wife, Thaisa Branco, in January of 1995 and has served as its President from that time until present. During the past five years Mr. Clapham has spent one year in business school and has been a private consultant in the marketing and product development in the nutritional supplement industry. Mr. Clapham has created several product brands and marketing strategies with distribution including direct sales. Mr. Clapham has also developed private label nutritional and personal care products for both domestic and international distribution. Mr. Clapham earned a Bachelor of Science Degree from Northeastern University College of Business in Boston, Mass.

Thaisa Branco, Director/Vice President/Secretary/Treasurer, is 30 years of age and co-founded The Voyager Group, Inc. with her husband, William Clapham, and has served as Vice President of operations from inception to the present. Ms. Branco earned her Bachelor of Science Degree in Business Administration from UNA (Brazil) and holds a Masters Degree in Marketing and Strategic Planning in Brazil. In 1994, Ms. Branco earned a Post Graduate Degree in Business Administration from Harvard University in Cambridge, Mass.

Michael Johnson, Director, is 33 years of age and has been a director since July 17, 1996 to the present. Mr. Johnson received a certificate of graduation from Berkshire School and has attended Lake Forest College, Lake Forest, Chicago, University of Utah, Salt Lake City, Utah, New York Institute of Finance, N.Y., N.Y. and New York University, N.Y., N.Y. From 1987 to 1989 Mr. Johnson was employed by Mel Schnel and Company, N.Y., N.Y. as a clerk, New York-Comex Commodities. During 1989 to 1990 Mr. Johnson was employed by New Mercantile Exchange, N.Y., N.Y. as a commodity futures trader, arbitrage futures contracts and energy markets: oil, gas, etc. For the past five years Mr. Johnson has been self-employed buying and selling contracts.

Item 10.  Executive Compensation.

                    Annual Compensation

        (a)                         (b)       (c)           (e)
        Name                                                    Other
        and                                                     Annual
        Principal                             Salary          Compensation
        Position                    Year      $             $
--------------------------------------------------------------------------------
William Clapham, President          1996      $      -           $ 25,000
                                    1997      $ 58,600           $ 72,000
                                    1998      $135,600           $ 72,000


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security ownership of certain beneficial owners.

     The following table sets forth the number and percentage of the Company's common shares owned of record and beneficially by each person owning more than 5% of such common shares at July 31, 1998.


(1)                          (2)              (3)               (4)
Title of Class               Name and         Amount and        Percent of Class
                                              Address of        Nature of
                                              Beneficial        Beneficial
                                              Owner             Owner
--------------------------------------------------------------------------------
Preferred Series AA 1996     Thaisa Branco          360                89.33%
                             816 Okra Ct.      (Convertible to       (32.27% if
                             Carlsbad, CA       3,600,000 shares     converted)
                             92009              Common)

Common Stock                 Dr. Morris Mann       625,000             5.60%
                            (WestRim Holdings)
                             California

     The following table set forth the number and percentage as of the date of this filing, the shares beneficially owned by all directors and nominees:

(1)                         (2)               (3)               (4)
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

1.  Financial Statements .............................................      PAGE

Independent Auditor's Report .........................................      F-1

Consolidated Balance Sheet,
July 31, 1998 and 1997 ...............................................      F-2

Consolidated Statements of Income,
 For the Years Ended July 31, 1998 and 1997 ..........................      F-4

Consolidated Statements of Cash Flows,
 For the Years Ended July 31, 1998 and 1997 ..........................      F-5

Consolidated Statements of Changes in Stockholders' Equity,
For the Years Ended July 31, 1998 and 1997 ...........................      F-7

Notes to Consolidated Financial Statements ...........................      F-8

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

23.1 Consent of Robison, Hill & Co.(1)

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


DATE:   November 13, 1998

By /s/
     William Clapham, President
       (Principal Financial and
        Accounting Officer)

                          Independent Auditor's Report


To the Stockholders
of Voyager Group USA-Brazil, Ltd. and Subsidiaries


         We have audited the consolidated balance sheet of Voyager Group USA-Brazil, Ltd. and Subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Voyager Group USA-Brazil, Ltd., and Subsidiaries as of July 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants
Salt Lake City, Utah
November 5, 1998

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                             July 31,
                                                   ----------------------------
                                                      1998              1997
                                                   ---------          ---------

ASSETS
Current Assets:
  Cash ...................................         $    --            $ 419,332
  Inventory ..............................           173,130            165,212
  Prepaid Expenses .......................               800             56,318
  Accounts Receivable ....................            28,872             16,789
                                                   ---------          ---------

     Total Current Assets ................           202,802            657,651
                                                   ---------          ---------

Fixed Assets, at Cost:
  Furniture and Equipment ................           140,135            138,760
  Leasehold Improvements .................             6,741              6,741
    Less - Accumulated
      Depreciation .......................           (62,443)           (44,925)
                                                   ---------          ---------

                                                      84,433            100,576
                                                   ---------          ---------

Other Assets:
  Deferred Tax Benefit ...................           172,301             96,867
  Intangible Assets, Net .................              --                1,449
  Deposits ...............................            10,327              5,252
                                                   ---------          ---------

     Total Other Assets ..................           182,628            103,568
                                                   ---------          ---------

     Total Assets ........................         $ 469,863          $ 861,795
                                                   =========          =========

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                              July 31,
                                                     --------------------------
                                                        1998              1997
                                                     ---------        ---------
LIABILITIES AND STOCKHOLDERS
EQUITY
Current Liabilities:
  Accounts Payable ...........................       $  31,782        $ 130,675
  Accrued Liabilities ........................         204,189           46,267
  Accrued Commissions ........................          48,451          146,027
   Shareholder Loans .........................           4,500             --
                                                     ---------        ---------

     Total Current Liabilities ...............         288,922          322,969
                                                     ---------        ---------

Stockholders' Equity
  Preferred Stock, $.001 par
    value; 5,000,000 shares
    authorized; 421 shares issued
    and outstanding ..........................               1                1
  Premium on Preferred Stock .................         155,331          155,331
  Common Stock to be Issued ..................            --                300
  Common Stock;  $.001 par value;
    50,000,000 shares authorized;
    5,837,010 and 3,578,010 shares
    issued and outstanding July 31,
    1998 and 1997, respectively ..............           5,837            3,578
  Additional Paid-in Capital .................         971,902          920,461
  Retained Earnings (Deficit) ................        (952,130)        (540,845)
                                                     ---------        ---------

     Total Stockholders' Equity ..............         180,941          538,826
                                                     ---------        ---------

     Total Liabilities, and
       Stockholders' Equity ..................       $ 469,863        $ 861,795
                                                     =========        =========




     The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                          For the Year Ended
                                                               July 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Sales, net of allowances
of $22,902 and $51,653 .......................     $ 2,344,302      $ 3,967,363
Cost of Sales ................................         711,271        1,195,473
                                                   -----------      -----------

     Gross Margin ............................       1,633,031        2,771,890
Selling & Marketing ..........................       1,607,917        2,563,413
Research & Development .......................           2,919             --
General & Administrative .....................         519,320          979,634
                                                   -----------      -----------

Net Income (Loss) from
    Operations ...............................        (497,125)        (771,157)
Other Income (Expense)
  Interest ...................................           7,500            7,404
                                                   -----------      -----------
Income (Loss) Before Income
  Taxes ......................................        (489,625)        (763,753)
Income Tax Benefit (Expense) .................          78,340          124,013
                                                   -----------      -----------

Net Income (Loss) ............................     $  (411,285)     $  (639,740)
                                                   ===========      ===========

Earnings (Loss) Per Common Share:

  Basic & Diluted ............................     $     (0.09)     $     (0.19)
                                                   ===========      ===========

Weighted Average Shares Outstanding:

  Basic & Diluted ............................       4,638,884        3,285,205
                                                   ===========      ===========









     The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                          For the Year Ended
                                                               July 31,
                                                       ------------------------
                                                          1998           1997
                                                       -----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss) ..............................     $(411,285)     $(639,740)
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Used in Operating Activities:

    Depreciation and Amortization ................        18,967         31,400
    Common Stock in exchange for Services ........        30,060        638,385
    Changes in Assets and
      Liabilities-
        Increase in Accounts Receivable ..........       (12,083)       (16,789)
        Increase in Prepaid Expenses .............        55,518        (55,007)
        Increase in Inventory ....................        (7,918)      (160,886)
        Increase in Other Assets .................       (80,509)       (96,521)
        Increase in Accounts Payable .............       (98,893)       100,029
        Increase in Accrued Liabilities ..........       157,922          8,985
        Increase in Accrued Commissions ..........       (97,576)       132,592
                                                       ---------      ---------
     Net Cash Provided by Operating
       Activities ................................      (445,797)       (57,552)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase Furniture and Equipment ...............        (1,375)       (90,903)
                                                       ---------      ---------









     The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                Increase (Decrease) in Cash and Cash Equivalents


                                                          For the Year Ended
                                                                 July 31,
                                                        ------------------------
                                                           1998           1997
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred Stock ..................................     $    --        $    --
 Proceeds from Issuance of
  Common Stock ....................................        23,340        245,000
 Proceeds from Shareholder Loans ..................         4,500           --
                                                        ---------      ---------
     Net Cash Provided by
     Financing Activities .........................        27,840        245,000
                                                        ---------      ---------

NET INCREASE IN CASH AND CASH  EQUIVALENTS ........      (419,332)        96,545
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ...............................       419,332        322,787
                                                        ---------      ---------

 CASH AND CASH EQUIVALENTS AT  END OF YEAR ........     $    --        $ 419,332
                                                        =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash Paid During the Year For:
    Interest ......................................     $      34      $    --
    Income Taxes ..................................     $     800      $  38,276

     On April 11, 1997 the Company issued 200,000 shares of common stock in exchange for product development services. During February and April 1998, pursuant to a top up provision of the agreement an additional 300,000 and 125,000 shares, respectively, were issued to Dr. Mann (WestRim Holdings).

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

     During December 1997, the company issued 434,000 shares to three employees. The shares were offered at approximate market value.




 The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Common                               Additional
                                         Preferred Stock             Stock To         Common Stock         Paid-in     Retained
                                ----------------------------------                ---------------------
                                  Shares      Amount      Premium    Be Issued     Shares      Amount      Capital     Earnings
                                ---------    ---------   ---------   ---------    ---------   ---------   ---------    ---------
Balance August 1, 1996 ......         431    $       1   $ 155,331   $    --      2,978,010   $   2,978   $  37,976    $  98,895
Shares Issued in Exchange for
    Services October 27, 1996        --           --          --          --        150,000         150     149,850         --
Issuance of Common Stock
    Reg D Offering for Cash
    November 11, 1996 .......        --           --          --          --        250,000         250     244,750         --
Shares Issued in Exchange for
   Services April 11, 1997 ..        --           --          --          --        200,000         200     424,800         --
Shares to be Issued for
   Settlement
   Effective August 1, 1996 .        --           --          --           300         --          --        63,085         --
Net Loss Year Ended
   July 31, 1997 ............        --           --          --          --           --          --          --       (639,740)
                                ---------    ---------   ---------   ---------    ---------   ---------   ---------    ---------

Balance July 31, 1997 .......         431            1     155,331         300    3,578,010       3,578     920,461     (540,845)
Shares Issued for Settlement         --           --          --          (300)     300,000         300        --           --
Shares Issued to Employees
   December, 1997 ...........        --           --          --          --        434,000         434      42,966         --
Shares Issued per Top up
   February & April 1998 ....        --           --          --          --        425,000         425        (425)        --
Warrant Exercises
   April 1998 ...............        --           --          --          --      1,000,000       1,000       9,000         --
Conversion of Preferred
   Stock July 1998 ..........         (10)        --          --          --        100,000         100        (100)        --
Net Loss Year Ended
   July 31, 1998 ............        --           --          --          --           --          --          --       (411,285)
                                ---------    ---------   ---------   ---------    ---------   ---------   ---------    ---------

Balance July 31, 1998 .......         421    $       1   $ 155,331   $    --      5,837,010   $   5,837   $ 971,902    $(952,130)
                                =========    =========   =========   =========    =========   =========   =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998, AND 1997


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

         Also on July 17, 1996 the Company entered into an agreement with Voyager Group, Inc. (a Delaware Corporation) whereby the Company acquired 100% of the issued and outstanding stock of Voyager Group, Inc. in a tax-free corporate reorganization in exchange for the issuance of 360 shares of preferred series AA 1996 stock (convertible into 3,600,000 common shares). Mr. James Ronald Parker received 15 restricted convertible preferred shares and 300,000 common shares as a finders fee in connection with the merger and as fees for promotional activities. This transaction has been accounted for as a reverse purchase. Income and expense have been presented since the inception of the Delaware Company.

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

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998, AND 1997
                                   (Continued)


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

Earnings (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The application of SFAS No. 128 had no effect of the earnings per share for the nine months ended September 30, 1996 as previously reported.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998, AND 1997
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


         The effect of outstanding common stock equivalents, including warrants and convertible preferred stock are antidilutive for the years ended July 31, 1998 and 1997 and are thus not considered.

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                                       1998             1997
                                                   -----------      -----------
NUMERATOR
Net Loss .....................................        (411,285)        (639,740)

Net Loss To Common Stockholders ..............     $  (411,285)     $  (639,740)
                                                   ===========      ===========

DENOMINATOR
Weighted Average Number of Common Shares
                                                     4,638,884        3,282,205
                                                   ===========      ===========


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

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998, AND 1997
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  1997  financial statements to conform with the 1998 presentation.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998, AND 1997
                                   (Continued)

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

NOTE 5 - ADVERTISING AND PROMOTION

         On October 11, 1997 the Company entered into an agreement with Celebrity Foods, Inc., also known as Robert Eubanks, to assist in promotion and advertising of Company products and the expansion of the Company's independent distributor network. The contract calls for Celebrity Foods, Inc., among other things, to produce (1) a maximum of one audio tape for each existing Voyager product and any new product introduced by the Company during the three years of the contract, (2) Celebrity (Bob Eubanks) will make personal appearances at Company functions (not to exceed two

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998, AND 1997
                                   (Continued)

NOTE 5 - ADVERTISING AND PROMOTION (Continued)

per year), (3) Bob Eubanks will be available to host Company conference calls not to exceed four per year, and (4) Celebrity will do no fewer than four radio and television interviews per month. On October 27, 1997 the Company issued 150,000 restricted common shares. The value of the services were recorded at $1 per share (the approximate closing price of the common stock on the date the agreement was signed).

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK

         On November 11, 1996 the Company completed a Regulation D section 504 private placement whereby the Company issued 250,000 common shares for $245,000 (net of $5,000 expense of sale). Each share included detachable warrants to purchase three common shares at $.01 per share for 24 months callable at $.005.

         On April 1, 1997 the Company entered into a five year agreement with Dr. Morris Mann to assume the position of director of product development to enhance the integrity and quality of the Company's product lines, the intellectual property of the Company and the Company image. On April 11, the Company issued 200,000 restricted common shares to Dr. Morris Mann in payment for his services. The value of the services were recorded at $2.125 per share (the approximate closing price of the common stock on the date the agreement was signed). During February and April 1998, pursuant to a top up provision of the agreement an additional 300,000 and 125,000 shares, respectively, were issued to Dr. Mann (WestRim Holdings).

         During December 1997, the company issued 434,000 shares to three employees. The shares were offered at approximate market value.

NOTE 7 - INCOME TAXES

         The Company is subject to corporate and state income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset at July 31, 1998 of $269,034 is comprised of the tax benefit of the net operating loss carryforward and the difference between financial accounting and tax depreciation.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998, AND 1997
                                   (Continued)

NOTE 7 - INCOME TAXES (Continued)

The components of the income tax (benefit) provision are as follows:


                                                             July 31,
                                                -------------------------------
                                                    1998                1997
                                                ----------            ---------
Current
 Federal ...........................            $    --               $    --
 State .............................                  800                  --
Deferred
 Federal ...........................              (48,371)             (114,500)
 State .............................              (30,769)               (9,513)
     Total .........................            $ (78,340)            $(124,013)
                                                =========             =========


A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income (loss) from continuing operations is as follows:


                                                     1998              1997
                                               --------------     --------------
Statutory federal income tax rate ........        (15.00)   %        (34.00)   %
State income taxes .......................         (8.84)   %         (8.00)   %
Other ....................................          7.84    %         26.00    %
                                               --------------     --------------
Effective income tax rate ................        (16.00)   %        (16.00)   %
                                               ==============     ==============



NOTE 8 - LEGAL PROCEEDINGS

         On May 13, 1997 James R. Parker (Plaintiff) filed a Complaint for Damages against various individuals and the Voyager Group, Inc. in Superior Court of the State of California in and for the County of Sacramento (Case No. 97AS02458). The complaint alleges that the Voyager Group, Inc. and its directors, officers, agents and shareholders among others, promised to pay the Plaintiff approximately 781,250 shares of the Voyager Group. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $2,900,000, plus attorney fees and interest. During November 1998, the Company successfully negotiated to settle all claims by issuing 300,000 shares of common stock to Mr. Parker. The amount of the settlement and any liability or other costs that may be incurred in connection with this matter have been provided for in the financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998, AND 1997
                                   (Continued)


NOTE 9 - SELECTED FINANCIAL DATA (unaudited)

The  following   tables  set  forth  certain   unaudited   quarterly   financial
information:

                                                  Quarters Ended
                            --------------------------------------------------------
                               July 31,      April 30,    January 31,     October 31,
                                 1997            1997        1997             1996
                            -----------    -----------    -----------    -----------
Income statement data:
Net sales ...............   $   954,583    $   928,829    $ 1,063,311    $ 1,020,640
Gross profit ............       666,967        648,973        782,328        673,622
Income (loss) from
  operations ............        41,346       (395,842)       (39,855)      (376,806)
Other income ............         3,573          3,831           --             --
                            -----------    -----------    -----------    -----------

 Income (loss) before tax        44,919       (392,011)       (39,855)      (376,806)

 Income tax (provision)
   benefit ..............        (5,375)        62,722          6,377         60,289
                            -----------    -----------    -----------    -----------

  Net income (loss) .....   $    39,544    $  (329,289)   $   (33,478)   $  (316,517)
                            ===========    ===========    ===========    ===========

                                                  Quarters Ended
                            --------------------------------------------------------
                               July 31,      April 30,    January 31,     October 31,
                                 1997            1997        1997             1996
                            -----------    -----------    -----------    -----------
Income statement data:
Net sales ...............   $   486,076    $   454,076    $   632,669    $   872,302
Gross profit ............       312,851        318,498        441,510        608,474
Income (loss) from
  operations ............       163,978       (149,257)      (102,099)        18,225
Other expense ...........          (987)         1,345          2,880          3,419
                            -----------    -----------    -----------    -----------

 Income (loss) before tax       162,991       (147,912)       (99,219)       (21,644)

 Income tax (provision)
   benefit ..............       (46,184)        50,238         33,000          7,000
                            -----------    -----------    -----------    -----------

  Net income (loss) .....   $   116,807    $   (97,674)   $   (66,219)   $    14,644
                            ===========    ===========    ===========    ===========