Form 10QSB
period 1998-10-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1999-02-12
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:          October 31, 1998
                                            -----------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 1999 7,125,010

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                  (Unaudited)
ASSETS                                             October 31,         July 31,
                                                      1998               1998
                                                   ---------          ---------
Current Assets:
  Cash ...................................         $    --            $    --
  Inventory ..............................           147,720            173,130
  Prepaid Expenses .......................             3,970                800
  Accounts Receivable ....................            31,485             28,872
                                                   ---------          ---------

     Total Current Assets ................           183,175            202,802
                                                   ---------          ---------

Fixed Assets, at Cost:
  Furniture and Equipment ................           140,135            140,135
  Leasehold Improvements .................             6,741              6,741
    Less - Accumulated
      Depreciation .......................           (69,261)           (62,443)
                                                   ---------          ---------

                                                      77,615             84,433
                                                   ---------          ---------

Other assets:
  Deferred Tax Benefit ...................           184,464            172,301
  Intangible Assets, Net .................              --                 --
  Deposits ...............................            10,327             10,327
                                                   ---------          ---------

     Total Other Assets ..................           194,791            182,628
                                                   ---------          ---------

     Total Assets ........................         $ 455,581          $ 469,863
                                                   =========          =========

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS(Continued)




                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY             October 31,          July 31,
                                                     1998               1998
                                                 -----------        -----------
Current Liabilities:
  Accounts Payable .......................       $    51,677        $    31,782
  Accrued liabilities ....................           222,105            204,189
  Accrued Commissions ....................            41,975             48,451
  Shareholder Loans ......................            24,000              4,500
                                                 -----------        -----------

    Total Current Liabilities ............           339,757            288,922
                                                 -----------        -----------

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 431 shares
    issued and outstanding ...............                 1                  1
  Premium on Preferred Stock .............           155,331            155,331
  Common Stock; $.001 par
    value; 50,000,000 shares
    authorized; 4,350,000 and
    3,550,000 shares issued
    and outstanding January
    31, 1998 and July 31,
    1997, respectively ...................             5,837              5,837
  Additional Paid-in Capital .............           971,902            971,902
  Retained Earnings ......................        (1,017,247)          (952,130)
                                                 -----------        -----------

    Total Stockholders' Equity ...........           115,824            180,941
                                                 -----------        -----------

    Total Liabilities, and
      Stockholders' Equity ...............       $   455,581        $   469,863
                                                 ===========        ===========





The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  (Unaudited)
                                                 For the Three
                                                  Months Ended
                                                   October 31,
                                          -------------------------------
                                              1998                1997
                                          ------------       ------------

Sales, Net .........................      $    311,669       $    872,302
Cost of Sales ......................           119,979            263,828
                                          ------------       ------------

     Gross Margin ..................           191,690            608,474

Selling & Marketing ................           131,904            358,847
Research & Development .............              --                2,418
General & Administrative ...........           136,319            228,984
                                          ------------       ------------

     Total Expenses ................           268,223            590,249
                                          ------------       ------------

     Operating Income (Loss) .......           (76,533)            18,225

Other Income
  Interest, Net ....................              (748)             3,419
                                          ------------       ------------

Income (Loss) Before Income
Taxes ..............................           (77,281)            21,644

Income Taxes
Deferred Tax (Benefit) .............           (12,165)             7,000
                                          ------------       ------------

Net Income (Loss) ..................      $    (65,116)      $     14,644
                                          ============       ============

Earnings Per Common Share:

Basic & Diluted Earnings Per
Share: .............................      $      (0.01)       $      --

Weighted Average Shares
Outstanding

Basic Shares Outstanding ...........         5,837,010          3,850,000
Diluted Shares Outstanding .........        10,047,010          8,910,000

The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                               For the Three
                                                               Months Ended
                                                                October 31,
                                                         ----------------------
                                                            1998        1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ....................................   $ (65,116)   $  14,644
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
  Depreciation and Amortization ......................       6,818        9,072
Changes in Assets and Liabilities-
  (Increase) in Accounts Receivable ..................      (2,614)        (194)
   Decrease in Prepaid Expenses ......................      (3,169)      (6,787)
  (Increase) Decrease in Inventory ...................      25,409       41,600
  (Increase) Decrease in Other Assets ................     (12,165)       6,925
   Increase (Decrease) in Accounts Payable ...........      19,896      (70,908)
   Increase (Decrease) in Accrued Liabilities ........      17,917       (6,054)
   Increase (Decrease) in Accrued Commissions ........      (6,476)      (3,526)
                                                         ---------    ---------

Net Cash Provided by Operating Activities ............     (19,500)     (15,228)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES: ................        --           --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Loans ......................      19,500         --
                                                         ---------    ---------

Net Cash Provided by Financing Activities ............      19,500         --
                                                         ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents .        --        (15,228)
Cash and Cash Equivalents at Beginning of Period .....        --        419,332
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period ...........   $    --      $ 404,104
                                                         =========    =========

Supplemental Disclosures of Cash Flow Information
  Cash paid During the Year For:
    Interest .........................................   $     748    $      34
    Income Taxes .....................................   $    --      $    --

During December 1997, the Company issued 434,000 shares to three employees. The shares were offered at approximate market value.






The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                                   (Unaudited)


1.       Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1998, are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1998.

2.       Short Term Borrowing

     The company has two revolving bank lines of credit. The balance due on these lines as of October 31, 1998 is $55,467. The credit lines accrue interest at variable rates of 10.5% and 12.275% on October 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's report on Form 10-KSB for the year ended July 31, 1998.

     During the three month period ended October 31, 1998, the Company introduced a new line of patent applied products, the "Body Lite Tiger Diet". The Body Lite Tiger Diet is a low glycemic diet that includes two nutritional supplements which, when combined with eating right and low impact exercises, will help aide in weight management. The two components to the Body Lite Tiger Diet are:

     1. BODYLITE TIGER POWER (capsules and liquid), a proprietary blend of natural and organic amino acids, herbs, and vitamins designed to give a long lasting lift and effective appetite control throughout the day. Tiger Power is scientifically assembled to help increase the production of neurotransmitters which signal to the brain a feeling of satisfaction and reduces the urge to over eat as well as the urge for sweets and fats.

     2. BODYLITE LOW GLYCEMIC SHAKE, a novel shake that mixes with water and combines three parts protein, two parts complex carbohydrates and one part sugar. This balance provides a timely and balanced conversion into glouse, which helps prevent blood sugar spikes and inadvertent, unnecessary excess insulin release. This also helps prevent rapid blood sugar decrease during the metabolism process and provides appetite control for several hours.

     Customers with repeat business accounted for a majority of the revenues generated. Although the Company has provided products for its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

Results of Operations - The following table set forth, for the three months ended October 31, 1998 and 1997, certain items from the Company's Condensed consolidated Statements of Income expressed as a percentage of net sales.

                                                            Three Months Ended
                                                                 October 31,
                                                          ---------------------
                                                           1998           1997
                                                          ------         ------

Sales, Net ......................................           100.0%        100.0%
Cost of Sales ...................................            38.5          30.2
                                                          -------        ------

Gross Margin ....................................            61.5          69.8

Operating Expenses ..............................            86.1          67.7
                                                          -------        ------

Operating Income (Loss) .........................           (24.6)          2.1

Interest Income, Net ............................            (0.2)          0.4
                                                          -------        ------

Income (Loss) Before Income Taxes ...............           (24.8)          2.5

Income Taxes
Deferred Tax (Benefit) ..........................            (3.9)          0.8
                                                          -------        ------

Net Income (Loss) ...............................           (20.9)          1.7
                                                          =======        ======


Net Sales

     Net sales for the first quarter of Fiscal 1998 were less than the first quarter for Fiscal 1997 by $560,633 or 64.3%. This decrease was due to a broad restructuring of the Company's sales and compensation plan, a repricing strategy that lowered prices to distributors approximately 30%, reformulation of certain existing products, and research and development of the new Body Lite System and DoloRx products. The result of which, management believes, will have a favorable increase in sales throughout the rest of the year and fuel continual growth into the future.

Cost of Sales

     Cost of sales for the first quarter of Fiscal 1998 decreased $143,849 or 54.5% compared to the first quarter of Fiscal 1997. As a percentage of sales, cost of sales increased from 30.2% to 38.5%. This increase is due to increased costs of materials and the ratio of lower sales over certain fixed overhead costs allocated to cost of sales.

Operating Expenses

     Operating expenses during the first quarter of Fiscal 1998 decreased $322,026 or 54.6% compared to the first quarter of Fiscal 1997. As a percentage of sales, operating expenses increased from 67.7% of sales to 86.1% of sales. This increase is due to the ratio of fixed costs over decreased sales

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. Generally the Company has adequate funds for its activities. There are formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

     The decrease in liquidity during the quarter was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended October 31, 1998, operating activities used cash of $20,000 as compared to net cash used of $15,000 for the three months ended October 31, 1997.

     Financing activities provided $20,000 for the three months ended October 31, 1998. The increase in cash flow from financing activities was from shareholder loans.

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

Factors That May Affect Future Results

     Management's Discussion and Analysis contains information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

Year 2000 Date Conversion

     In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do incorporate such date coding but the Company believes all of its product systems are Year 2000 compliant. The Company has also undertaken efforts to address the Year 2000 issue in the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party suppliers.

     The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company is analyzing all of its accounting and financial software to ensure no interruption in the Company's financial systems. The Company is analyzing all other IT and non-IT systems to determine if any other modification or upgrades are necessary to be Year 2000 compliant. The Company believes it will be Year 2000 compliant. The amount charged to expense during the three months ended October 31, 1998, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

     The Company is also evaluating and taking steps to resolve Year 2000 compliance issues that may be created by suppliers and financial institutions with whom the Company does business. The Company is examining third party suppliers and may send out confirmation letters of Year 2000 compliance if the Company determines such action is necessary. In the event the Company determines that any third party presents a risk arising from failure to be Year 2000 compliant, then the Company will seek to replace such third party. The Company cannot, however, guarantee that the systems of other entities will be converted on a timely basis. Failure of such third party entities to be Year 2000 compliant may cause interruptions in the Company's operations.

The foregoing statements are based upon management's current assumptions.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended October 31, 1998.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.
                                  (Registrant)





DATE:       February 12, 1999                By: /s/
      ------------------------------            -------------------------------
                                                 William Clapham, President
                                                (Principal financial and
                                                 Accounting Officer)