Form 10QSB/A
period 1998-10-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1999-03-23
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: October 31, 1998
                                            ------------------

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: January 31, 1999 13,050,178


     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                 (Unaudited)
ASSETS                                            October 31,         July 31,
                                                      1998              1998
                                                   ---------          ---------

Current Assets:
  Cash ...................................         $    --            $    --
  Inventory ..............................           147,720            173,130
  Prepaid Expenses .......................             3,970                800
  Accounts Receivable ....................            31,485             28,872
                                                   ---------          ---------

     Total Current Assets ................           183,175            202,802
                                                   ---------          ---------

Fixed Assets, at Cost:
  Furniture and Equipment ................           140,135            140,135
  Leasehold Improvements .................             6,741              6,741
    Less - Accumulated
      Depreciation .......................           (69,261)           (62,443)
                                                   ---------          ---------

                                                      77,615             84,433
                                                   ---------          ---------

Other assets:
  Deferred Tax Benefit ...................           229,586            172,301
  Intangible Assets, Net .................              --                 --
  Deposits ...............................            10,327             10,327
                                                   ---------          ---------

     Total Other Assets ..................           239,913            182,628
                                                   ---------          ---------

     Total Assets ........................         $ 500,703          $ 469,863
                                                   =========          =========

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS(Continued)




                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY             October 31,          July 31,
                                                     1998               1998
                                                 -----------        -----------

Current Liabilities:
  Accounts Payable .......................       $    51,677        $    31,782
  Accrued liabilities ....................           222,105            204,189
  Accrued Commissions ....................            41,975             48,451
  Shareholder Loans ......................            24,000              4,500
                                                 -----------        -----------

    Total Current Liabilities ............           339,757            288,922
                                                 -----------        -----------

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 403 shares
    issued and outstanding ...............                 1                  1
  Premium on Preferred Stock .............           155,331            155,331
  Common Stock; $.001 par
    value;  50,000,000 shares
    authorized; 7,126,010 and
    5,837,010 shares issued
    and outstanding January
    31, 1998 and July 31,
    1997, respectively ...................             7,126              5,837
  Additional Paid-in Capital .............         1,251,372            971,902
  Retained Earnings ......................        (1,253,084)          (952,130)
                                                 -----------        -----------

    Total Stockholders' Equity ...........           160,746            180,941
                                                 -----------        -----------

    Total Liabilities, and
      Stockholders' Equity ...............       $   500,703        $   469,863
                                                 ===========        ===========





     The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    (Unaudited)
                                                   For the Three
                                                    Months Ended
                                                     October 31,
                                            -----------------------------
                                                1998              1997
                                            -----------       -----------

Sales, Net ...........................      $   311,669       $   872,302
Cost of Sales ........................          119,979           263,828
                                            -----------       -----------

     Gross Margin ....................          191,690           608,474

Selling & Marketing ..................          151,022           358,847
Research & Development ...............           50,000             2,418
General & Administrative .............          347,961           228,984
                                            -----------       -----------

     Total Expenses ..................          548,983           590,249
                                            -----------       -----------

     Operating Income (Loss) .........         (357,293)           18,225

Other Income
  Interest, Net ......................             (748)            3,419
                                            -----------       -----------

Income (Loss) Before Income
Taxes ................................         (358,041)           21,644

Income Taxes
Deferred Tax (Benefit) ...............          (57,087)            7,000
                                            -----------       -----------

Net Income (Loss) ....................      $  (300,954)      $    14,644
                                            ===========       ===========

Earnings Per Common Share:

Basic & Diluted Earnings Per
Share: ...............................      $     (0.05)      $      --


Weighted Average Shares
Outstanding

Basic Shares Outstanding .............        5,954,586         3,850,000
Diluted Shares Outstanding ...........       10,110,782         8,910,000


     The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                          For the Three
                                                           Months Ended
                                                            October 31,
                                                       ----------------------
                                                          1998         1997
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..................................   $(300,954)   $  14,644
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used in Operating Activities:
  Depreciation and Amortization ....................       6,818        9,072
  Common Stock exchanged for services ..............     280,760
Changes in Assets and Liabilities-
  (Increase) in Accounts Receivable ................      (2,614)        (194)
   Decrease in Prepaid Expenses ....................      (3,169)      (6,787)
  (Increase) Decrease in Inventory .................      25,409       41,600
  (Increase) Decrease in Other Assets ..............     (57,287)       6,925
   Increase (Decrease) in Accounts Payable .........      19,896      (70,908)
   Increase (Decrease) in Accrued Liabilities ......      18,117       (6,054)
   Increase (Decrease) in Accrued Commissions ......      (6,476)      (3,526)
                                                       ---------    ---------

Net Cash Provided by Operating Activities ..........     (19,500)     (15,228)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES: ..............        --           --
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Loans ....................      19,500         --
                                                       ---------    ---------

Net Cash Provided by Financing Activities ..........      19,500         --
                                                       ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents        --        (15,228)
Cash and Cash Equivalents at Beginning of Period ...        --        419,332
                                                       ---------    ---------
Cash and Cash Equivalents at End of Period .........   $    --      $ 404,104
                                                       =========    =========

Supplemental Disclosures of Cash Flow Information
  Cash paid During the Year For:
    Interest .......................................   $     748    $      34
    Income Taxes ...................................   $     --     $     --

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 1999
                                   (Continued)



Supplemental Disclosure of Non-Cash Financing Activities:

During December 1997, the Company issued 434,000 shares to three employees. The shares were offered at approximate market value.

During September 1998, the Company issued 9,000 shares to distributors for promotional contest winnings.

During October 1998, the Company issued 900,000 shares in exchange for consulting services.

During October 1998, the Company issued 200,000 shares in exchange for research and development services.
















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

                                                            Three Months Ended
                                                                October 31,
                                                          ---------------------
                                                           1998            1997
                                                          ------          -----

Sales, Net ......................................         100.0%          100.0%
Cost of Sales ...................................          38.5            30.2
                                                          -----           -----

Gross Margin ....................................          61.5            69.8

Operating Expenses ..............................         176.1            67.7
                                                          -----           -----

Operating Income (Loss) .........................        (114.6)            2.1

Interest Income, Net ............................          (0.2)            0.4
                                                          -----           -----

Income (Loss) Before Income Taxes ...............        (114.9)            2.5

Income Taxes
Deferred Tax (Benefit) ..........................         (18.3)            0.8
                                                          -----           -----

Net Income (Loss) ...............................         (96.6)            1.7
                                                          =====           =====


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

Operating Expenses


           Operating expenses during the first quarter of Fiscal 1998 decreased $41,266 or 7.0% compared to the first quarter of Fiscal 1997. As a percentage of sales, operating expenses increased from 67.7% of sales to 176.1of sales. This increase is due to the ratio of fixed costs over decreased sales and $280,760 in common stock exchanged for promotional, consulting and research and development costs during the quarter.


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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


           None.


Item 2.  Changes in Securities


           During September 1998, the Company issued 9,000 shares to distributors for promotional contest winnings.
           During October 1998, the Company issued 900,000 shares in exchange for consulting services.
           During October 1998, the Company issued 200,000 shares in exchange for research and development services.


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



                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.
                                  (Registrant)





DATE:       March 23, 1999                By:      /s/
      ---------------------------            -----------------------------------
                                               William Clapham, President
                                              (Principal financial and
                                               Accounting Officer)