Form 10QSB
period 1999-01-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1999-03-23
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: January 31, 1999
                                            ------------------

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

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                 (Unaudited)
ASSETS                                           January 31,           July 31,
                                                     1999                1998
                                                   ---------          ---------

Current Assets:
  Cash ...................................         $    --            $    --
  Inventory ..............................           155,679            173,130
  Prepaid Expenses .......................               800                800
  Accounts Receivable ....................            31,047             28,872
                                                   ---------          ---------

     Total Current Assets ................           187,526            202,802
                                                   ---------          ---------

Fixed Assets, at Cost:
  Furniture and Equipment ................           140,135            140,135
  Leasehold Improvements .................             6,741              6,741
    Less - Accumulated
      Depreciation .......................           (76,079)           (62,443)
                                                   ---------          ---------

                                                      70,797             84,433
                                                   ---------          ---------

Other assets:
  Deferred Tax Benefit ...................           327,031            172,301
  Intangible Assets, Net .................              --                 --
  Deposits ...............................            10,327             10,327
                                                   ---------          ---------

     Total Other Assets ..................           337,358            182,628
                                                   ---------          ---------

     Total Assets ........................         $ 595,681          $ 469,863
                                                   =========          =========

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS(Continued)




                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY             January 31,         July 31,
                                                     1999              1998
                                                 -----------        -----------

Current Liabilities:
  Accounts Payable .......................       $    14,603        $    31,782
  Accrued liabilities ....................           290,927            204,189
  Accrued Commissions ....................            43,828             48,451
  Shareholder Loans ......................            26,000              4,500
                                                 -----------        -----------

    Total Current Liabilities ............           375,358            288,922
                                                 -----------        -----------

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 403 shares
    issued and outstanding ...............                 1                  1
  Premium on Preferred Stock .............           155,331            155,331
  Common Stock; $.001 par
    value; 50,000,000 shares
    authorized; 13,050,178 and
    5,837,010 shares issued
    and outstanding January
    31, 1999 and July 31,
    1998, respectively ...................            13,050              5,837
  Additional Paid-in Capital .............         1,739,533            971,902
  Retained Earnings ......................        (1,687,592)          (952,130)
                                                 -----------        -----------

    Total Stockholders' Equity ...........           220,323            180,941
                                                 -----------        -----------

    Total Liabilities, and
      Stockholders' Equity ...............       $   595,681        $   469,863
                                                 ===========        ===========





     The accompanying notes are an integral part of these consolidated financial statements.



                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)                    (Unaudited)
                                      For the Three                   For the Six
                                       Months Ended                   Months Ended
                                        January 31,                    January 31,
                               ----------------------------    ----------------------------
                                   1999            1998            1999           1998
                               ------------    ------------    ------------    ------------
Sales, Net .................   $    361,409    $    632,669    $    673,078    $  1,504,971
Cost of Sales ..............         72,851         191,159         192,830         454,987
                               ------------    ------------    ------------    ------------

     Gross Margin ..........        288,558         441,510         480,248       1,049,984

Selling & Marketing ........        186,192         393,632         337,214         869,011
Research & Development .....           --               529          50,000           2,947
General & Administrative ...        631,350         149,448         979,311         261,900
                               ------------    ------------    ------------    ------------

     Total Expenses ........        817,542         543,609       1,366,525       1,133,858
                               ------------    ------------    ------------    ------------

     Operating Income (Loss)       (528,984)       (102,099)       (886,277)        (83,874)

Other Income
  Interest, Net ............         (2,768)          2,880          (3,516)          6,299
                               ------------    ------------    ------------    ------------

Income (Loss) Before Income
Taxes ......................       (531,752)        (99,219)       (889,793)        (77,575)

Income Taxes ...............           --              --              --              --
Deferred Tax (Benefit) .....        (97,244)        (33,000)       (154,331)        (26,361)
                               ------------    ------------    ------------    ------------

Net Income (Loss) ..........   $   (434,508)   $    (66,219)   $   (735,462)   $    (51,214)
                               ============    ============    ============    ============

Earnings Per Common Share:

Basic & Diluted Earnings Per
Share: .....................   $      (0.06)   $      (0.02)   $      (0.11)   $      (0.01)

Weighted Average Shares
Outstanding

Basic Shares Outstanding ...      7,705,412       3,850,000       6,829,999       3,850,000
Diluted Shares Outstanding .     11,735,412       8,910,000      10,917,717       8,910,000


     The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                            For the Six
                                                            Months Ended
                                                             January 31,
                                                       ----------------------
                                                          1999         1998
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..................................   $(735,462)   $ (51,214)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used in Operating Activities:
  Depreciation and Amortization ....................      13,636       13,904
  Common Stock exchanged for services ..............     774,844         --
Changes in Assets and Liabilities-
  (Increase) in Accounts Receivable ................      (2,175)         276
   Decrease in Prepaid Expenses ....................        --         27,047
  (Increase) Decrease in Inventory .................      17,450      (29,000)
  (Increase) Decrease in Other Assets ..............    (154,732)     (11,075)
   Increase (Decrease) in Accounts Payable .........     (17,178)     (90,708)
   Increase (Decrease) in Accrued Liabilities ......      86,741       (6,054)
   Increase (Decrease) in Accrued Commissions ......      (4,624)      (3,526)
                                                       ---------    ---------

Net Cash Provided by Operating Activities ..........     (21,500)    (150,350)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES: ..............        --           --
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Loans ....................      21,500         --
                                                       ---------    ---------

Net Cash Provided by Financing Activities ..........      21,500         --
                                                       ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents        --       (150,350)
Cash and Cash Equivalents at Beginning of Period ...        --        419,332
                                                       ---------    ---------
Cash and Cash Equivalents at End of Period .........   $    --      $ 268,982
                                                       =========    =========

Supplemental Disclosures of Cash Flow Information
  Cash paid During the Year For:
    Interest .......................................   $   2,768    $      34
    Income Taxes ...................................   $     --     $     --

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

During January 1999, the Company issued 1,000,000 shares pursuant to a top up provision.

During January 1999, the Company issued 3,500,000 shares to a company and a majority shareholder in exchange for personal loan guarantees.

During January 1999, the Company issued 1,100,000 shares to a director for directorship fees.

During January 1999, the Company issued 320,000 shares in exchange for consulting services.











The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 1999
                                   (Unaudited)


1.         Interim Reporting

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1999, are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1998.

2.         Short Term Borrowing

           The company has three revolving bank lines of credit. The balance due on these lines as of January 31, 1999 is $103,811. The credit lines accrue interest at variable rates from10.5% to 12.275% on January 31, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's report on Form 10-KSB for the year ended July 31, 1998.

           During the six month periods ended January 31, 1999, the Company introduced a new line of patent applied products, the "Body Lite Tiger Diet". The Body Lite Tiger Diet is a low glycemic diet that includes two nutritional supplements which, when combined with eating right and low impact exercises, will help aide in weight management. The two components to the Body Lite Tiger Diet are:

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

Results of Operations - The following table set forth, for the three and six months ended January 31, 1999 and 1998, certain items from the Company's Condensed consolidated Statements of Income expressed as a percentage of net sales.

                                          Three Months Ended   Six Months Ended
                                              January 31,         January 31,
                                            ---------------     ---------------
                                             1999      1998      1999      1998
                                            -----     -----     -----     -----

Sales, Net .............................    100.0%    100.0%    100.0%    100.0%
Cost of Sales ..........................     20.2      30.2      28.7      30.2
                                            -----     -----     -----     -----

Gross Margin ...........................     79.8      69.8      71.4      69.8

Operating Expenses .....................    226.2      85.9     203.0      75.3
                                            -----     -----     -----     -----

Operating Income (Loss) ................   (146.4)    (16.1)   (131.7)     (5.5)

Interest Income, Net ...................     (0.8)      0.4      (0.5)      0.4
                                            -----     -----     -----     -----

Income (Loss) Before Income Taxes ......   (147.1)    (15.7)   (132.2)     (5.1)

Income Taxes
Deferred Tax (Benefit) .................    (26.9)     (5.3)    (22.9)     (1.7)
                                            -----     -----     -----     -----

Net Income (Loss) ......................   (120.2)    (10.4)   (109.3)     (3.4)
                                            =====     =====     =====     =====


Net Sales

           Net sales for the second quarter of Fiscal 1998 were less than the second quarter for Fiscal 1997 by $271,261 or 42.9%. Net sales for the six month period were less than the comparable period of Fiscal 1997 by $831,893 or 55.3%. This decrease was due to a broad restructuring of the Company's sales and compensation plan, a repricing strategy that lowered prices to distributors approximately 30%, re-formulation of certain existing products, and research and development of the new Body Lite System and DoloRx products. The result of which, management believes, will have a favorable increase in sales throughout the rest of the year and fuel continual growth into the future.

Cost of Sales

           Cost of sales for the second quarter of Fiscal 1998 decreased $118,308 or 61.9% compared to the second quarter of Fiscal 1997. As a percentage of sales, cost of sales decrease from 30.2% to 20.16%. This decrease is due to reductions in certain fixed overhead costs allocated to cost of sales.

           On a year-to-date basis, cost of sales decreased $262,157 or 57.6%. As a percentage of sales year-to-date, cost decreased from 30.2% to 28.7%.

Operating Expenses

           Operating expenses during the second quarter of Fiscal 1998 increased $273,933 or 50.4% compared to the second quarter of Fiscal 1997. For the six month period, operating expenses increased $232,667 or 20.5% from $1,133,858 to $1,366,525. As a percentage of sales, operating expenses increased from 85.9% of sales to 226.21% of sales. For the six month period, operating expenses as a percent of sales increased from 75.3% to 203.0.0%. This increase is due primarily to consulting, personal loan guarantees, directorship fees, and research and development services exchanged for stock in the amount of $494,084 and $774,844 during the three and six months respectively.

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

           The decrease in liquidity during the quarter was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended January 31, 1999, operating activities used cash of $21,500 as compared to net cash used of $150,350 for the six months ended January 31, 1998.

           Financing activities provided $21,500 for the six months ended January 31, 1999. The increase in cash flow from financing activities was from shareholder loans.

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

           The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company is analyzing all of its accounting and financial software to ensure no interruption in the Company's financial systems. The Company is analyzing all other IT and non-IT systems to determine if any other modification or upgrades are necessary to be Year 2000 compliant. The Company believes it will be Year 2000 compliant. The amount charged to expense during the three months ended January 31, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

           None.

Item 2.  Changes in Securities

     During January 1999, the Company issued 1,000,000 shares pursuant to a top up provision.

     During January 1999, the Company issued 3,500,000 shares to a company and a majority shareholder in exchange for personal loan guarantees.

     During January 1999, the Company issued 1,100,000 shares to a director for directorship fees.

     During January 1999, the Company issued 320,000 shares in exchange for consulting services.

Item 3.  Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended January 31, 1999.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.
                                  (Registrant)





DATE:       March 23, 1999                     By:   /s/
      ---------------------------                   ----------------------------
                                                    William Clapham, President
                                                   (Principal financial and
                                                    Accounting Officer)