Form 10QSB
period 1999-04-30
VOYAGER GROUP USA-BRAZIL LTD
filed 1999-06-18
CIK 1029262

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:       April 30, 1999
                                            -----------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 30, 1999 10,915,278

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                  (Unaudited)
ASSETS                                              April 30,          July 31,
                                                       1999              1998
                                                    ---------         ---------

Current Assets:
  Cash .....................................        $    --           $    --
  Inventory ................................          162,520           173,130
  Prepaid Expenses .........................            3,800               800
  Accounts Receivable ......................           35,030            28,872
                                                    ---------         ---------

     Total Current Assets ..................          201,350           202,802
                                                    ---------         ---------

Fixed Assets, at Cost:
  Furniture and Equipment ..................          140,135           140,135
  Leasehold Improvements ...................            6,741             6,741
    Less - Accumulated
      Depreciation .........................          (82,897)          (62,443)
                                                    ---------         ---------

                                                       63,979            84,433
                                                    ---------         ---------

Other assets:
  Deferred Tax Benefit .....................          247,329           172,301
  Intangible Assets, Net ...................             --                --
  Deposits .................................           10,327            10,327
                                                    ---------         ---------

     Total Other Assets ....................          257,656           182,628
                                                    ---------         ---------

     Total Assets ..........................        $ 522,985         $ 469,863
                                                    =========         =========

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS(Continued)




                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                   April 30,      July 31,
                                                          1999          1998
                                                      -----------   -----------

Current Liabilities:
  Accounts Payable .................................  $    19,787   $    31,782
  Accrued liabilities ..............................      158,284       204,189
  Accrued Commissions ..............................       37,461        48,451
  Shareholder Loans ................................         --           4,500
                                                      -----------   -----------

    Total Current Liabilities ......................      215,532       288,922
                                                      -----------   -----------

Stockholder' Equity:
  Preferred Stock; $.001 par
    value; 5,000,000 shares
    authorized; 403 shares
    issued and outstanding .........................            1             1
  Premium on Preferred Stock .......................      155,331       155,331
  Common Stock; $.001 par
    value; 50,000,000 shares authorized;
    10,915,278 and 5,837,010 shares issued
    and outstanding April 30, 1999 and July 31,
    1998, respectively .............................       10,915         5,837
  Additional Paid-in Capital .......................    1,488,442       971,902
  Retained Earnings ................................   (1,347,236)     (952,130)
                                                      -----------   -----------

    Total Stockholders' Equity .....................      307,453       180,941
                                                      -----------   -----------

    Total Liabilities, and
      Stockholders' Equity .........................  $   522,985   $   469,863
                                                      ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.




                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                      (Unaudited)                  (Unaudited)
                                     For the Three                 For the Nine
                                     Months Ended                  Months Ended
                                       April 30,                     April 30,
                              ---------------------------   ---------------------------
                                  1999           1998           1999           1998
                              ------------   ------------   ------------   ------------

Sales, Net .................  $    358,579   $    454,076   $  1,031,657   $  1,959,047
Cost of Sales ..............       103,044        135,578        295,874        590,565
                              ------------   ------------   ------------   ------------

     Gross Margin ..........       255,535        318,498        735,783      1,368,482

Selling & Marketing ........       170,367        293,792        507,581      1,162,803
Research & Development .....          --             --           50,000          2,947
General & Administrative ...         8,349        173,963        637,660        435,863
                              ------------   ------------   ------------   ------------

     Total Expenses ........       178,716        467,755      1,195,241      1,601,613
                              ------------   ------------   ------------   ------------

     Operating Income (Loss)        76,819       (149,257)      (459,458)      (233,131)

Other Income
  Interest, Net ............        (6,562)         1,345        (10,078)         7,644
                              ------------   ------------   ------------   ------------

Income (Loss) Before Income
Taxes ......................        70,257       (147,912)      (469,536)      (225,487)

Income Taxes ...............        11,441            200            600            600
Deferred Tax (Benefit) .....       (11,241)       (50,438)       (75,030)       (77,200)
                              ------------   ------------   ------------   ------------

Net Income (Loss) ..........  $     70,057   $    (97,674)  $   (395,106)  $   (148,887)
                              ============   ============   ============   ============

Earnings Per Common Share:

Basic Earnings Per Share: ..  $       0.01   $      (0.02)  $      (0.05)  $      (0.04)
Diluted Earnings Per Share:   $       --     $      (0.02)  $      (0.05)  $      (0.04)

Basic Shares Outstanding ...    10,331,194      3,912,500      7,856,030      3,912,500
Diluted Shares Outstanding .    14,361,194      3,912,500      7,856,030      3,912,500


The accompanying notes are an integral part of these consolidated financial statements.



                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 (Unaudited)
                                                                 For the Nine
                                                                 Months Ended
                                                                   April 30,
                                                             ---------------------
                                                                1999        1998
                                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) .........................................  $(395,106)  $(148,887)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used
in Operating Activities:
  Depreciation and Amortization ...........................     20,455      20,856
  Common Stock exchanged for services .....................    443,750        --
Changes in Assets and Liabilities-
  (Increase) in Accounts Receivable .......................     (6,158)     (1,289)
   Decrease in Prepaid Expenses ...........................     (3,000)     37,344
  (Increase) Decrease in Inventory ........................     10,610    (153,999)
  (Increase) Decrease in Other Assets .....................    (75,030)    (61,313)
   Increase (Decrease) in Accounts Payable ................    (11,995)    (65,051)
   Increase (Decrease) in Accrued Liabilities .............    (45,904)     (2,687)
   Increase (Decrease) in Accrued Commissions .............    (10,990)     (3,526)
                                                             ---------   ---------

Net Cash Provided by Operating Activities .................    (73,368)   (378,552)
                                                             ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Furniture and Equipment ..........................       --        (1,322)
                                                             ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock ....................     50,000       5,000
Proceeds from Shareholder Loans ...........................     23,368        --
                                                             ---------   ---------

Net Cash Provided by Financing Activities .................     73,368       5,000
                                                             ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents ......       --      (374,874)
Cash and Cash Equivalents at Beginning of Period ..........       --       419,332
                                                             ---------   ---------
Cash and Cash Equivalents at End of Period ................  $    --     $  44,458
                                                             =========   =========

Supplemental Disclosures of Cash Flow Information
  Cash paid During the Year For:
    Interest ..............................................  $  10,078   $      34
    Income Taxes ..........................................  $    --     $    --


                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED APRIL 30, 1999
                                   (Continued)



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

During March 1999, the Company issued 300,000 shares to a Director for promotional services

During April 1999, the Company issued 15,100 shares to distributors for promotional contest winnings and services











The accompanying notes are an integral part of these consolidated financial statements.

                 VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 1999
                                   (Unaudited)


1.       Interim Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1999, are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1998.

2.       Short Term Borrowing

         The company has revolving bank lines of credit. The balance due on these lines as of April 30, 1999 is approximately $106,000. The credit lines accrue interest at variable rates from10.5% to 12.275%.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's report on Form 10-KSB for the year ended July 31, 1998.

         During the nine month periods ended April 30, 1999, the Company introduced a new line of patent applied products, the "Body Lite Tiger Diet". The Body Lite Tiger Diet is a low glycemic diet that includes two nutritional supplements which, when combined with eating right and low impact exercises, will help aide in weight management. The two components to the Body Lite Tiger Diet are:

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

Results of Operations - The following table set forth, for the three and nine months ended April 30, 1999 and 1998, certain items from the Company's Condensed consolidated Statements of Income expressed as a percentage of net sales.



                                           Three Months Ended  Nine Months Ended
                                                 April 30,           April 30,
                                               --------------    --------------
                                                1999     1998     1999     1998
                                               -----    -----    -----    -----

Sales, Net ................................    100.0%   100.0%   100.0%   100.0%
Cost of Sales .............................     28.7     29.9     28.7     30.1
                                               -----    -----    -----    -----

Gross Margin ..............................     71.3     70.1     71.3     69.9

Operating Expenses ........................     49.8    103.0    115.9     81.8
                                               -----    -----    -----    -----

Operating Income (Loss) ...................     21.4    (32.9)   (44.5)   (11.9)

Interest Income, Net ......................     (1.8)     0.3     (1.0)     0.4
                                               -----    -----    -----    -----

Income (Loss) Before Income Taxes .........     19.6    (32.6)   (45.5)   (11.5)

Income Taxes ..............................      3.2   --       --       --
Deferred Tax (Benefit) ....................     (3.1)   (11.1)    (7.2)    (3.9)
                                               -----    -----    -----    -----

Net Income (Loss) .........................     19.5    (21.5)   (38.3)    (7.6)
                                               =====    =====    =====    =====


Net Sales

         Net sales for the third quarter of Fiscal 1998 were less than the third quarter for Fiscal 1997 by $95,497 or 21.0%. Net sales for the nine month period were less than the comparable period of Fiscal 1997 by $927,390 or 47.3%. This decrease was due to a broad restructuring of the Company's sales and compensation plan, a repricing strategy that lowered prices to distributors approximately 30%, re-formulation of certain existing products, and research and development of the new Body Lite

System and DoloRx products. The result of which, management believes, will have a favorable increase in sales throughout the rest of the year and fuel continual growth into the future.

Cost of Sales

         Cost of sales for the third quarter of Fiscal 1998 decreased $32,534 or 24.0% compared to the third quarter of Fiscal 1997. As a percentage of sales, cost of sales decrease from 29.9% to 28.7%. This decrease is due to reductions in certain fixed overhead costs allocated to cost of sales.

         On a year-to-date basis, cost of sales decreased $294,691 or 49.9%. As a percentage of sales year-to-date, cost decreased from 30.1% to 28.7%.

Operating Expenses

         Operating expenses during the third quarter of Fiscal 1998 decreased $289,039 or 61.8% compared to the third quarter of Fiscal 1997. As a percentage of sales, operating expenses decreased from 103.0% of sales to 49.8% of sales for the third quarter. This decrease is due in part to the conversion to contributed capital of approximately $102,000 (28.4% of sales) in accrued royalties.

         For the nine month period, operating expenses decreased $406,372 or 25.4% from $1,601,613 to $1,195,241. As a percent of sales operating expenses increased from 81.8% to 115.9%. This increase is due primarily to consulting, directorship fees, and research and development services exchanged for stock in the amount of $18,906 and $443,750 during the three and nine months respectively.

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

         The decrease in liquidity during the quarter was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended April 30, 1999, operating activities used cash of $73,000 as compared to net cash used of $379,000 for the nine months ended April 30, 1998.

         Financing activities provided $73,000 for the nine months ended April 30, 1999. The increase in cash flow from financing activities was from the issuance of common stock and shareholder loans.

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

         The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company is analyzing all of its accounting and financial software to ensure no interruption in the Company's financial systems. The Company is analyzing all other IT and non-IT systems to determine if any other modification or upgrades are necessary to be Year 2000 compliant. The Company believes it will be Year 2000 compliant. The amount charged to expense during the three months ended April 30, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

     During March 1999, the Company issued 800,000 shares to individuals for $50,000 cash.

     During March 1999, the Company issued 300,000 shares to a Director for promotional services

     During April 1999, the Company issued 15,100 shares to distributors for promotional contest winnings and services

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information

     On May 24, 1999 Ms. Thaisa Branco,Vice President, Secretary, and Director, resigned and Mr. Michael Johnson was elected Vice President, Secretary, and Director.

     On June 14, 1999, Mr. William Clapham, President and Director, resigned and Mr. John Southerland was elected President and Director.

     On June 14, 1999 Ms. Susan Honeycutt was elected Director of Operations.

     On June 14, 1999 Dr. Lonnie Honeycutt was elected Director of Research.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended April 30, 1999.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                VOYAGER GROUP USA-BRAZIL, LTD. AND SUBSIDIARIES.
                                  (Registrant)





DATE:       June 18, 1999             By:      /s/
      --------------------------      ------------------------------------------
                                      Michael Johnson, Vice President, Secretary
                                      and Director
                                                 (Principal financial and
                                                   Accounting Officer)