Form 10KSB
period 1999-07-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1999-11-12
CIK 1029262

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended: July 31, 1999

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ To ______________

Commission file number    0-21961

                             The Voyager Group, Ltd.
                 (Name of Small Business Issuer in its charter)

           Nevada                                          76-0487709
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                          Identification No.)

            6354 Corte Del Abeto, Suite F, Carlsbad, California 92009
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number,   (760)-603-0999


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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes X No

                                                                 Total pages: 52
                                                          Exhibit Index Page: 50

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $ 1,287,419

     As of September 16, 1999, there were 13,176,478 (1 vote per share) Common, 236 (10,000 votes per share) Convertible Preferred Series AA, and 100 (220,000 votes per share) Convertible Preferred Series J, for a total 37,536,478 shares of the Registrant's voting stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $18,140,704 computed at the average bid and asked price as of October 15, 1999.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS)

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 16, 1999 13,176,478

                       DOCUMENTS INCORPORATED BY REFERENCE

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

     None

     Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1. Business............................................................. 4

Item 2. Property............................................................ 25

Item 3. Legal Proceedings................................................... 25

Item 4. Submission of Matters to a Vote of Security Holders................. 26

PART II

Item 5. Market for Common Equity and Related Stockholder Matters............ 27

Item 6. Management's Discussion and Analysis or Plan of Operations.......... 28

Item 7. Financial Statements................................................ 42

Item 8. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure................................................ 42

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act................... 43

Item 10. Executive Compensation............................................. 45

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 47

Item 12. Certain Relationships and Related Transactions..................... 49

Item 13. Exhibits and Reports on form 8-K................................... 50

                                     PART I


Item 1.   Description of Business.

General

     Voyager Group, Ltd., ("Voyager" or the "Company") was first incorporated in the State of Nevada on June 12, 1990 as EEE-Hunter Associates Inc. July 27, 1995 Company changed domicile to the State of Texas with a plan or reorganization and revival, merged into a Texas Corporation, EEE-Energy Consultants, Inc.

     July 2, 1996 the Company changed domicile to Nevada and on July 17, 1996 the Company entered into a plan of reorganization to acquire Voyager, Inc of Delaware. July 17, 1996 the Company changed its name to Voyager Group U.S.A. Brazil ltd and on July 21, 1999 changed the corporate name to Voyager Group Ltd. Voyager from 1996 to 1999 was involved in the distribution and sale of Low profile nutritional products, which had limited scientific foundation and would perhaps not sustain the test of time. During 1999 the Company began a program of restructuring existing products through re-formulation and beginning the development of proprietary patented applied for novel lines of products. This novel line of products constitutes major market segments in anti-ageing, personal care, weight management, and pain relief. These products are doctor developed and exemplify the Company's mission statement of developing and distributing its products based on real science. The Company distributes its products through a network marketing system. As of July 31, 1999, the Company had approximately 36,000 distributors in the United States. Net sales for fiscal 1999 were forty five percent less than fiscal 1998 by $1,056,883. The Companies decrease in sales was due to a restructuring of executive management, independent distributors' compensation plan, repricing products, formulation of novel, proprietary, patented and patent applied for products, and reformulation of certain existing products. An executive team with over 18 years experience in the direct marketing industry replaced vacancies created by resignations of the former executive officers.

     In June, 1999, a majority of disinterested shareholders owning fifty two percent of the total outstanding stock of the Company, in accordance with provisions of the Company's By-Laws; Article II, Section 2 and Article IV, Sections 2 & 6, and Section 78.315 & 78.320 of Nevada Corporate Law unanimous approved authorization and the creation and issuance of100 shares of Series J Convertible Preferred Stock in a private placement and Investors Rights Agreement in exchange for cash proceeds of $50,000 and loans by interested parties in excess of $250,000 on an if, when and as needed basis. Subsequent to July 31, 1999 interested parties have loaned in excess of $100,000 to the Company. (See Item 13 exhibit # 4.1,4.2, and 4.3.)

     Voyager's President Mr. John Southerland stated he is "committed to continuous product innovation and sound scientific research." Voyager's primary product lines shall consist of modular designed nutritional systems, anti-ageing systems and weight management products. Modular designed nutritional products accounted for approximately 81% of net sales in fiscal year 1999. Voyager's top-selling products represented approximately fifty five percent (55%) and thirty percent (30%) respectively, of net sales in fiscal year 1999. Voyager will begin clinical trails on Modular Designed, anti-aging product late October 1999, which may increase sales by distributors and purchases by preferred customers. Weight management product systems center around low glycemic shake which has recipes for low glycemic meal entrees with instructional, how to information, videos and other products developed to provide a comprehensive approach to weight management, proper diet and exercise, nutrition and healthy living. The Company believes bioavailability, safety and quality characterize its products.

     Voyager entered the E commence business July 14, 1999 by incorporating Earn@Home.Net a whole owned subsidiary. Earn@Home.Net's web site when officially opened, will offer complete entrepreneurial packages for home based business including replicating web sites with personalized web addresses, discount communication services, discount office supplies and the like. The Company assigned Earn@Home.Net exclusive rights to present and future distributors list from July 21, 1999 to July 21, 2050 in exchange for 100 Convertible Preferred Shares Series J, convertible to 1,000,000 common shares of Earn @ Home. Net.

Business of Voyager

     The Company's products are distributed through a network marketing system. The Company believes that network marketing is an effective way to distribute its products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels. Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities other than conventional full-time employment. The Company considers its rewarding compensation program and weekly distributor incentive payments to be attractive components of its network marketing system. July 31, 1999, the Company has approximately four thousand (4,000) current distributors in the United States. The company defines a current distributor as a distributor that has purchased product anytime from the company in the most recent twelve-month period. North America is the primary market fir the Company' products. Preferred Customer purchase Voyager products for personal use, but do not wish to become distributors.

Voyager Distribution  Philosophy

     Voyagers sales philosophy and distribution system is network marketing. Products are sold exclusively to or through independent distributors who are not employees of the Company.

     Network marketing is an effective vehicle to distribute the Company's products because (i) a consumer can be educated about a product in person by a distributor, which is more direct than the use of television and print advertisements; (ii) direct sales allow for actual product sampling by a potential consumer; (iii) the impact of distributor and consumer testimonials is enhanced; and (iv) as compared to other distribution methods, distributors can give customers higher levels of service and attention among other things, educating consumers on product benefits and following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases. Under the Company's network marketing system, most independent distributors purchase products either for personal consumption or resale. Direct selling as a distribution channel has been enhanced in the past decade due to advancements in communications, including telecommunication, and the proliferation of the use of videos and fax machines, direct selling companies can now produce high quality videos for use in product education, demonstrations and sponsoring sessions that project a desired image for the Company and the product line. Management believes that high quality sales aids play an important role in the success of distributor efforts. For this reason the Company will in the next 12 months, engage in the production of video and audio cassettes, for the purposes of affecting a more efficient and comprehensive sales tool. Management is committed to fully utilizing current and future technological advances that continue to enhance the effectiveness of direct selling.

     The Company's network marketing program differs from many other network-marketing programs in several respects. First, the compensation plan allows the Company distributors to develop a seamless network of down line distributors. Second, the Company's order and fulfillment systems eliminate the need for distributors to carry significant levels of inventory. Third, the compensation plan is financially rewarding and can result in commissions to distributors aggregating up to fifty seven percent (57%) of a product's price. Commissions have averaged fifty one percent (51%) of revenue from commissionable sales over the past 2 years.

Voyager's Compensation Plan

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

Voyager's Distributor Support

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

     Through training meetings, annual conventions, distributor focus groups, regular telephone conference calls and personal contacts with distributors, the Company seeks to understand and satisfy the needs of each distributor. The Company provides walk-in, telephonic and computerized fulfillment and tracking services that result in user-friendly, and timely product distribution. In addition, the Company is committed to evaluating new ideas in technology and services, such as automatic product reordering, that the Company can provide to distributors. The Company currently utilizes, teleconferencing, fax services, and Internet. Online Internet access including distributor sign-up, shipment tracking, ordering, and group and personal sales volume inquiries are anticipated to be provided to distributors in the future.

     Voyager distributors may not use any form of media advertising not approved by the Company to promote products. Products may be promoted by personal contact or by literature produced by or approved by the Company. Generic business opportunity advertisements without using the company name may be placed in accordance with certain guidelines in certain markets. Distributors may not use trademarks or other intellectual property of the Company without consent.

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

Voyager's Distributor Payments

     Distributors generally pay for products prior to shipment. The Company carries no account receivable from distributors. Distributors pay for products in one of several ways: cash, money order, check or credit card.

Voyager Growth Strategy

     During the year 2000, Voyager will introduce novel, patented, patent pending and proprietary products. Management believes the novel products will attract participation from additional distributors around the United States. Voyager's President & C.E.O., Mr. John Southerland Stated " Voyager growth strategy is to introduce novel proprietary, patented, and patent applied products which will attract and retain distributors and preferred customers though "Modular Designs" formulated by Voyager's Scientific and Medical Advisory Board, which should increase total product sales.

Industry Overview

     The nutritional supplements industry includes many small and medium-sized companies that manufacture and distribute products generally intended to enhance the body's performance and well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived there from.

     According to Packaged Facts, an independent consumer market research firm, the retail market for nutritional supplements experienced a compound annual growth rate in the United States of approximately 15% from 1992 to 1998 with sales totaling an estimated $9.3 billion in 1998.

     The Company believes that growth in the nutritional supplement market is driven by several factors including:

     * Increased public's awareness and understanding of the Connection between diet and health, by way of the Internet.

     * The aging baby-boomer generation, which is more likely to consume nutritional supplements,

     *    Product and scientific research,

     * The adoption of the Dietary Supplement Health and Education Act of 1994 ("DSHEA") in the United States.

     Nutritional supplements are sold through mass-market retailers, including mass merchandisers, drug stores, supermarkets and discount stores, health food stores and direct sales organizations, including network marketing organizations and catalog companies. Direct selling, of which network marketing is a significant segment, has increased in popularity as a distribution channel due primarily to advances in technology and communications resulting in improved product distribution and faster dissemination of information. The distribution of products through network marketing has grown significantly in recent years. The World Federation of Direct Selling Associations reported that, from 1990 through 1998, worldwide direct distribution of goods and services to consumers increased approximately 71%, resulting in the sale of approximately $81.3 billion of goods and services in 1998. The Direct Sellers Association ("DSA") reported total 1998 direct sales at retail of $23.2 billion in the United States. According to the "Survey of Attitudes toward Direct Selling," commissioned by the DSA, and conducted and prepared by Wirthlin Worldwide, among the three product categories experiencing the greatest gains in the direct selling industry since 1976 are food, nutrition and wellness products.

     As a developer of novel nutritional supplements with a network marketing distribution system, the Company believes it is well positioned to capitalize on the demand for nutritional supplement products and growth trends in direct sales.

Operating Strengths and Growth Strategy

     Voyagers objective is to be a leading developer, and distributor of novel, proprietary, patented, patent applied for scientific-based nutritional products with state of the art of technology in communication, distribution, shipping and the like.

     Voyager's strong Medical Advisory Board has been charting Voyager a new course. The Company's research and development effort is directed by Dr. Hower and the members of the Scientific Medical Advisory Board which has access to teams of scientists and researchers holding various degrees. The Scientific Medical Advisory Board:

     *    Investigate in vitro activity of new natural extracts,

     * Identify and research combinations of nutrients that may be candidates for new products,

     *    Study  the  metabolic   activity  of  existing  and  newly  identified
          nutritional supplements, and

     *    Enhance existing products as new discoveries in nutrition are made.

The Scientific Medical Advisory Board performs retrospective analyses of anecdotal information provided by distributors, consumers of its products. During the Year 2000, the Company will sponsor several double blind, placebo-controlled clinical studies intended to further investigate the efficacy of its products.

     * The Company is able to control the quality of raw materials and the purity and potency of its finished products by contracting with F.D.A. certified manufactures

     * The Company can monitor the manufacturing process to reduce the risk of product contamination, by contracting F.D.A. approved manufactures,

     * The Company can ensure accurate product labeling by testing products at several stages in the manufacturing process, and

     * The Company believes it can better insure the safety and control the underlying costs associated with manufacturing nutritional supplements by contracting with F.D.A. approved manufactures .

Voyager's Scientific Medical Advisory Board

     The Scientific medical Advisory board herein listed below is committed to formulating the best scientifically validated health and nutrition products available. The newly elected president and CEO Mr. John Southeralnd consider Voyagers Medical Board critical to the success of the company's, product research, clinical studies and the like. Voyager's Scientific Medical Advisory Board members through conference call, audio-visual tapes and Voyager special events in and around the United States will provide diverse yet complete intellectual resources to Voyager's distributors. The Scientific Medical Advisory Board members are:

     Dr. William Regelson M.D.

     Chairman of Voyager's Scientific Medical Advisory Board; Professor of Internal Medicine, Hematology and Oncology at Virginia Commonwealth
     University School of Medicine, and Author of two books, "The Milton Miracle" and the "Superhormone Promise". Dr. Regelson will share his insight and knowledge on the importance of hormones and hormonal balance in the human bodies.

     Dr. John Hower, M.D., Ph.D.

     Board Certified Practice vascular surgeon. Dr. Hower maintains clinical faculty positions in the Departments of Surgery at Emory University School of Medical in Atlanta and Tulane University School of Medicine in New Orleans. Additionally, Dr. Hower holds a Ph.D degree in physical chemistry. Dr. Hower's, research into anti-oxidants and their potential to deter and prevent free radical damage is well documented. In addition, Dr. Hower coordinates development of product information, product research, clinical studies, formulation development and dissemination of product information to Voyager's Board of Director s of which he is a member.

     Dr. Richard Fanson, PhD

     Was professor of Biochemistry at Virginia Commonwealth University School of Medicine for over seven years. Dr. Fanson, is the company liaison for technology transfer between the University and the industrial sector. Dr. Fanson is an expert in researching potential production processes and facilitating the manufacture of the final products, through technology transfer, which is vital to the Company.

     Dr. Allan Goldstein, PhD.

     Professor and Chairman of the department of Biochemistry and Molecular Biology at George Washington University School of Medicine. Dr. Goldstein is a expert on the workings of the human immune system and how immunity and ageing interplay in our bodies. Dr. Goldstein developed medications that have cured immune diseases. With over four hundred medical and scientific publications to his credit Dr. Goldstein will be able to share his understanding and knowledge of immunity and aging.

     Dr. Lonnie Honeycutt, PhD.

     Dr, Honeycutt was appointed to the Board on September 28, 1999. He holds a Doctor of Philosophy in Orthomolecular Nutrition. Dr. Honeycutt has worked with labs protocol and the FDA and is an expert in FDA regulations and the applications required of newly formulated products.

     Dr. James E. Fulton, Jr., M.D. PhD

     Voyager's newest member of the Scientific and Medical Advisory Board. Attended Tulane University Medical School receiving an M.D., in addition to receiving a PhD in Biochemistry form the University of Miami and a Diploma from both the American Academy of Cosmetic Surgery and American Academy of Dermatology. Dr. Fulton is Board certified in both specialties. Dr. Fulton is the founder the Acne research Institute, founded in 1974 to foster research and increase awareness about complexion problems.

     Dr. Fulton was the Co-Developer of RETIN A and has eliminated the use of systemic antibiotics for the treatment of Acne. Dr. Faulton authored an internationally know book: "Step-by- Step Program For Clearing Acne."

     In the area of corrective surgery, Dr. Fulton has developed Chemical Peels and Laser Abrasion for the improvement of facial scars and published over 50 medical articles in the new fat transfer techniques which he pioneered.

     Dr. Fulton's medical knowledge and experience are vital to the Company.

Distributor Compensation Plan and Benefits.

     The Company is committed to providing a highly competitive compensation plan to attract and retain distributors, who constitute the sales force of the Company. The Company believes its distributor compensation plan is one of the most financially rewarding in the direct selling industry. Distributor incentives were fifty seven percent (57%) of net sales in 1999.

     The Company pays distributor incentives on a weekly basis and offers its distributors several benefits, including telecommunications and is developing distributor participation in a plan to purchase Company common stock through commission check deductions. The Company also provides extensive support services to its distributors by telephone, fax and the Internet. The Company sponsors events throughout the year, which offer information about the Company's products and network marketing system. These meetings are designed to assist distributors in business development and to provide a forum for interaction with successful distributors and the Company's Scientific Medical Advisory Board.

     Experienced Management and Scientific Medical Advisory Board team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, marketing, direct sales, information technology, finance, operations and manufacturing. The current executive management team has been in place for about nine months and has been responsible for strengthening the Company's internal controls, financial condition and infrastructure to support growth and international expansion.

Growth Strategy

     The Company intends to increase net sales and profits by implementing the following growth strategy:

     Introduce New Products.

     The Company utilizes its research and development capabilities to introduce novel, proprietary, patented, and patent applied for products and to continuously enhance existing products. During the year 2000, Voyager will introduce several new products, including two nutritional supplements, a total anti-ageing system and weight management systems. The Company plans to introduce new and novel products annually, usually at Company-sponsored distributor events. Voyager's year 2000 strategy in the United States will begin with a video conference, which will be attended by distributors and guests at approximately 100 locations. The Company will introduce new products for its United States market including: anti-ageing, weight management and modular designed nutritional products, which will replace several bottles of vitamins and the like.

     Attract and Retain Distributors and Preferred Customers.

     Since its inception, the Company has had a very slow growth in the number of distributors and the number of Preferred Customers. As of July 31, 1999, the Company had approximately 4,000 current distributors and 1,000 Preferred Customers compared to approximately 9,000 current distributors and 2,000 Preferred Customers two year ago. The Company believes it can attract and retain distributors by offering high-quality products, comprehensive distributor and customer support services, and a rewarding compensation plan.

Markets.

     The Company believes that, significant growth opportunities exist in the United States markets. The Company's decision to enter new markets is based on its assessment of several factors, (a) anticipated demand for the Company's novel patented products, and (b) increased receptivity to direct sales in the United States for products with real science. The Company has begun the application process for patents and to register certain of its products with regulatory and government agencies in order to position it for future market expansion.

     The Company seeks to seamlessly integrate its distributor compensation plan in markets where the Company's products are sold in order to allow distributors to receive commissions through its ability to process distributor and preferred customer product orders for next day commission on products sales. The Company intends to accomplish this integration through a credit card processing down line structure. This credit card processing system will allow distributors to receive commissions on product orders the next day, and will simplify order entry. The Company anticipates that this new credit card system will attract new distributors and customers.

Products

     Product names used in this report are, in certain cases, trademarks and are also the proprietary, patented and patent applied for property of the Company, including: Tiger Power(TM), Vital 90 Platinum(TM), Vital Minerals(TM), Real D.H.E.A.(R), Colloidal Cat's Claw(TM), Liquid-PYC(TM), P.Y.C. Plus(R), Colloidal Silver(TM), Super Soy(TM), Vital Essence(R), Optimal Enzymes(TM), and Vital Biotic(TM). The Company's primary product lines consist of nutritional, anti-ageing, weight management and pain relief products. In each of the last three fiscal years, the nutritional product line constituted 80% or more of the Company's net sales. The Company's principal product lines are briefly described below:

Primary Products

     Tiger Power(TM) (Liquid & Capsules) is a non-ephedrine weight loss formula-based preparation. Dr. John Hower a company Director and member of the Scientific Medical and Advisory Board, using new "Modular Design" technology, has been able to create a dietary supplement, both safe and effective, that helps not only promotes significant weight loss but also works to maintain desirable weight levels over time. Recent scientific advances establish that weight gain or loss is the result of a complex interplay between emotions, moods, hormone levels and to an extent the foods we eat. Tiger Power(TM) contains forty-one (41) ingredients, combined into "Modules", formulated into a proprietary patented exclusive one-of-a-kind product. Tiger Power(TM) promotes sugar and insulin stabilization so that fat is used more for energy rather than for storage as unwanted pounds. The appetite suppressant properties of Tiger
Power(TM) promote more control over food choices. Tiger Power(TM) promotes neurotransmitter synthesis and function, thus stabilizing moods and eliminating cravings. By promoting general metabolic wellness and nutrition, Tiger Power(TM) provides the building blocks naturally for a sound nutritional strategy.

Voyager's Product Research and Development

     The Company's Medicinal Board is committed to continuous novel product innovation and improvement through sound scientific research. The mission of the Company's research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published research, in vitro testing, in-house clinical studies and sponsored research. The Company and the Medical Board periodically consults with additional physicians who advise the Medical board and the Company on product development. The Scientific medical Advisory Board has limited the Company cost for research and development activities to a very small amount of money by absorbing costs themselves. The Voyager Medical Advisory Board intends to continue to use its resources in the research and development of new products and reformulation of existing products of the Company. The Scientific Medical Advisory Board and the Company maintains a research and development program based upon established scientific research methodologies. Clinical evaluations are designed by the Medical Board and sponsored by the Company. Anecdotal information from customers is reviewed and retrospective analyses are performed on this data. Contract clinical studies are conducted on selected existing products for which the retrospective analysis has demonstrated a positive effect and on new products to investigate efficacy. The Company will sponsor three double blind, placebo-controlled clinical studies in the very near term.

Product Manufacturing and Quality Assurance

     The Company's products are currently manufactured by F.D.A certified manufactures unaffiliated with the Company. Additionally the company requests information so listed below in the following steps and additional confidential information is requested from the F.D.A.

     *    Identifying and evaluating suppliers of raw materials,

     *    Acquiring premium-quality raw materials,

     *    Weighing or otherwise measuring the raw materials,

     *    Mixing raw materials into batches,

     *    Forming the mixtures into tablets,

     *    Coating and sorting the tablets, and

     *    Bottling and labeling the finished products.

     All the Company's products are currently produced by manufactures unaffiliated with the Company. The Company's profit margins and its ability to deliver its existing products on a timely basis are dependent upon the ability of the Company's outside manufactures to continue to supply products in a timely and cost efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market depends in part upon the ability of suitable outside manufactures to reformulate existing products, if necessary to comply with local regulations or market environments, for introduction into such markets. Finally, the development of additional new products in the future will likewise be dependent in part on the services of suitable F.D.A certified outside manufacturers.

     The Company currently acquires products or ingredients from suppliers that are considered by the Company to be the superior suppliers of such ingredients. The Company believes that, in the event it is unable to purchase any products or ingredients from its current suppliers, the Company could produce such products, replace such products, or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of such a supplier would not have a material adverse effect on the Company's business and results of operations.

     The Company currently relies on three (3) unaffiliated manufacturer to produce approximately 99% of its products, the Company's agreement with the primary supplier of the Company's products is limited to a non-disclosure agreement. The Company believes that in the event that the Company's relationship with the key manufacturer is terminated, the Company will be able to find suitable replacement manufacturers. However, there can be no assurance that the loss of the manufacturer would not have a material adverse effect on the Company's business and results of operations.

Product Testing Year 2000

     The Company will contract independent companies to conduct sample testing of raw materials and finished products for purity, potency and composition conforming to the Company's specifications.

     The Company's third-party manufacturers and vendors package the Company's products according to formulations developed by or in conjunction with Voyager's product development team.

     Voyager will conduct product quality assurance testing in laboratories located in California. The tests will be for biological contamination in raw materials, finished goods and for chemical contamination, accurate active ingredient levels of raw materials, finished products and conduct stability tests on finished products. The Company will ask for assays on vitamins and mineral constituents under United States Pharmacopoeia and other validated methods in its analytical chemistry laboratories. Product Available

     Most of the raw ingredients used in the manufacture of the Company's products are available from a number of suppliers. The Company has not generally experienced difficulty in obtaining necessary quantities of raw ingredients. When supplies of certain raw materials have tightened, the Company has been able to find alternative sources of raw materials when needed and believes it will be able to do so in the future.

Distribution and Marketing

     Voyager distributes its products primarily through a network marketing system. The Company sells directly to its Preferred Customers. Network marketing is a form of person-to-person direct selling through a network of vertically organized distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing and the internet have contributed to the rapid growth of direct selling, including network marketing. Network marketing is gaining in popularity as a viable alternative to traditional retail and mail order marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances. The Company believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through traditional distribution channels.

     Customers who desire to sell the Company's products may become distributors by being sponsored into the program by another distributor, thereby becoming part of the sponsoring distributor's down line. The Company believes many of its distributors are attracted to Voyager because of the quality of its products and its rewarding compensation plan. New distributors must enter into a written contract, which obligates them to adhere to Voyager's policies and procedures.

     Distributors order products directly from the Company, subject to certain limitations and restrictions. For example, a distributor may not purchase more products during any four-week period than the distributor can reasonably expect to sell and personally consume during that same period. Distributorships continue until terminated by the Company or voluntarily canceled by the distributor. Primarily a distributor's sponsor provides initial training of distributors about the Company, its products, the distributor compensation plan, and how to effectively engage in network marketing and others in their up line organization. In addition, the Company develops and sells a variety of training materials and sales aids, as well as a detailed policies and procedures manuals and description of the Company's distributor compensation plan. The Company sponsors and conducts regional, national and international distributor events and intensive leadership training seminars. Attendance at these sessions is voluntary, and the Company undertakes no generalized effort to provide individualized training to distributors. Distributors may not sell competitive products to other Voyager distributors or solicit Voyager distributors to participate in other network marketing opportunities. The Company also restricts advertising and making representations or claims concerning its products or compensation plan.

The Distributor Compensation Plan

     The compensation plan provides several opportunities for distributors to earn compensation, provided they are willing to consistently work at building, training and retaining their down line organizations to maintain sales of the Company's products to consumers. The Company believes its distributor compensation plan is distinctive for its equitable distributor payouts, which are designed to create appropriate incentives for sales of Voyager products. Each distributor must purchase and sell product in order to earn commissions and bonuses. Distributors cannot simply recruit others for the purpose of developing a down line and then earn income passively. Distributors can earn compensation in three ways:

     * Purchasing products at special distributor prices from the Company and selling them to consumers at higher retail prices,

     *    Generating sales volume points in their down lines, and

     * Participating in a leadership bonus pool paid to distributors who meet certain performance requirements.

     The Company seeks to seamlessly integrate its distributor compensation plan across all markets in which its products are sold, in order to allow distributors to receive commissions for global, rather than merely local, product sales in the future. This seamless down line structure is being designed to allow a distributor to build a global network by creating down lines across national borders in the future.

     During the year 2000 the Company will begin a process of reviewing and established several distributor benefit programs designed to strengthen distributor loyalty. Among these programs may be (a) the Company's Distributor Stock Purchase Plan (DSPP), a telecommunications program and an affinity credit card plan. The DSPP will allow distributors to make open-market purchases of the Company's common stock through commission check deductions. An Executive Committee (to be elected) of the Company's Board of Directors will administer the DSPP and purchases will be made through a registered broker-dealer. Under the telecommunications program, the Company will view contacts with a long distance carrier to provide Internet access, long distance, calling card service and residential toll-free service to distributors at competitive rates. The Company is reviewing and may offer its distributors a co-branded credit card, issued by a large credit card processor, with competitive terms. Distributors who are enrolled in the credit card and telecommunications programs may also earn commissions on purchases and calls made by members of their down line who participate in the programs under review. The Company is currently evaluating the introduction of these benefit programs only in the United States.

Preferred Customer program

     Designed for consumers who desire to purchase the Company's products for their personal use, while choosing not to become independent distributors of the products. The Company believes this program gives it access to a market that would otherwise be missed by targeting customers who enjoy Voyager products, but prefer a mail order type relationship with the Company. Preferred Customers may not engage in retail sales of products purchased through the program, although they may enroll as distributors at any time if they desire. Preferred Customers are not eligible to earn commissions unless they become distributors.

Product Return Policy

     The Company's product return policy allows retail customers to return the unused portion of any product to the distributor and receive a full cash refund. Any distributor who provides a refund to a customer is reimbursed by the Company with product or credit in his or her account upon providing proper documentation and the remainder of the returned product. Return of unused and resalable products initiated by a distributor will be refunded 100% of the purchase price to the distributor, less a 10% restocking fee for up to one year from the date of purchase. Product that was damaged during shipment to the distributor is also 100% refundable. Product returns valued at $100 or more, other than product that was damaged at the time of receipt by the distributor, may result in termination of the distributorship. Returns as a percentage of net sales were less than
 .05%in 1999.

     Substantially all of the Company's sales are made through independent distributors. No single distributor accounted for 3% or more of net sales in any of the last three fiscal years. Distributors submit signed application and agreement forms to the Company, which obligate the distributors to follow the Company's policies and procedures. Distributors are independent contractors and are not agents, employees, or legal representatives of Voyager. Employees and affiliates of the Company cannot be distributors, although there is no prohibition on their family members from becoming distributors as long as they do not reside in the same household. Distributors may sell products only in markets where the Company has approved the sale of its products.

Policies and Procedures Manual- Distributor misbehavior.

     The Company systematically reviews reports of alleged distributor misbehavior. If Voyager determines that a distributor has violated any of the distributor policies or procedures, it may take a number of disciplinary actions. For example, the Company may terminate the distributor's rights completely or impose sanctions such as warnings, fines, probation, withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate injunctions at the Company's discretion. During the year 2000 an in-house compliance officer and a full-time commission auditor also will routinely review distributor activities.
Infractions of the policies and procedures reported to an elected compliance committee by the Board of Directors will determine what disciplinary action may be warranted in each case.

Information Technology

     The Company believes its ability to efficiently manage its distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to its success. The Company's former information technology infrastructure system has been totally replaced with a new state of the art technologically designed system selected to facilitate order entry and customer billing, maintain distributor records, accurately track purchases and distributor incentive payments, manage accounting, finance and manufacturing operations, and provide customer service and technical support.

Regulatory Matters

     Product Regulation.

     Manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of the Company's products are subject to regulation by numerous governmental agencies in the United States. In the United States, the FDA regulates the Company's products under the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated hereunder. The Company's products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency ("EPA"). Advertising of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

     The majority of the Company's products are regulated as dietary supplements under the FDC Act. Dietary supplements are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The LEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods. Dietary supplements are also regulated under DSHEA. The Company believes DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined "dietary supplement". Under DSHEA, a dietary supplement is a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, amino acid, a dietary substance for use by humans to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract or combination of the preceding ingredients.

     Under the current provisions of the FDC Act, there are four categories of claims that pertain to the regulation of dietary supplements. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure, or prevent a disease. Drug claims are prohibited from use in the labeling of dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health-related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance after notice and comment rulemaking. Nutrient content claims, which describe the nutritional value of the product, may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Nutrient content claims may also be made for dietary supplements if a scientific body of the US government with official responsibility for the public health has made an authoritative statement regarding the claim, the claim accurately reflects that statement, and the manufacturer, among other things, provides the FDA with notice of and basis for the claim at least 120 days before the introduction of the supplement with a label containing the claim into interstate commerce. Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that:

     * Claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States,

     * Describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans,

     * Characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function, or

     * Describe general well being from consumption of a nutrient or dietary ingredient.

     In order to make a nutritional support claim the marketer must possess substantiation to demonstrate that the claim is not false or misleading. If the dietary ingredient does not provide traditional nutritional value, or a structure/function claim does not derive from an ingredient's nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of use of the claim is required. The FDA recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although the Company believes its product claims comply with the law, depending on the content of the final regulation, the Company may need to revise its labeling.

     In addition, a dietary supplement that contains a new dietary ingredient (defined as an ingredient not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide to the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

     The FDA issued final dietary supplement labeling regulations in 1997 that require a new format for product labels and will necessitate revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry are required to comply with these new regulations. The Company updated its product labels in 1997 in response to these new regulations. The FDA also announced that it is considering the adoption of new GMP's specific to dietary supplements. Such GMP's, if promulgated, may be significantly more rigorous than currently applicable GMP's and contain quality assurance requirements similar to the FDA's GMP's for drug products. The Company believes it currently manufactures its dietary supplement products according to the standards of the drug GMP's. However, the Company may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law.

     Future products marketed by the Company may include over-the-counter ("OTC") drugs, and medical devices. The Company may have future products subject to premarket approval by the FDA. Future products maybe subject to regulation by the FDA under the FDC Act's adulteration and misbranding provisions. Future products may also be subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Future Products of the Company may meet the definition of a drug (e.g., are intended to treat or prevent disease or affect the structure or function of the body), such as the Company's anti-aging products, may be regulated as drugs. OTC drug products may be marketed if they conform to the requirements of any OTC monograph that is applicable to a drug. Drug products not conforming to monograph requirements for OTC drug products require an approved New Drug Application ("NDA") before marketing. An NDA requires, among other things, one or more adequate and well-controlled clinical trials demonstrating the drug's safety and effectiveness before approval. The Company in the future if the agency finds that a product or ingredient of one of the Company's OTC drug products is not generally recognized as safe and effective or does not include it in a final monograph applicable to one of the Company's OTC drug products, the Company will have to reformulate or cease marketing the product until it is the subject of an approved NDA or until such time, if ever, that the monograph is amended to include the Company's product..

     The Company's future products will be designed and marketed not to require premarket approval or clearance by the FDA. The Medical Device Amendments of 1976 to the FDC Act established three regulatory classes for medical devices depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness. Generally, Class I devices present the least risk to health and Class III devices present the greatest risk to health and the most complex or novel technologies. Some Class I and most Class II devices currently require pre-market notification and clearance by the FDA before marketing under section 510(k) of the FDC Act. Devices for which the FDA has not promulgated a classification regulation also require premarket notification and clearance. Class III devices require premarket approval before commercial distribution, because the FDA either has promulgated a regulation requiring a premarket application for a pre-amendments type of device, or a post-amendments device was not found substantially equivalent to a legally marketed device.

     The Company's advertising of its products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.
Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all material advertising claims made for its products.

     In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight loss, and cosmetic products and companies. The FTC has recently issued a guidance document to assist these companies in understanding and complying with the substantiation requirement. The Company is organizing the documentation to support its advertising and promotional practices in compliance with the guideline.

     The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially. Means available to the FTC include compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company's ability to successfully market its products.

     The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Regulations-Network Marketing.

     Other laws and regulations affecting the Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily for the introduction or enrollment of additional participants into the scheme. Often, such schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in such organizations or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system, or, where such approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

     * In the United States, the FTC and state attorneys general regulate the network marketing system of the Company.

     The Company has never received a request to supply information regarding its network-marketing plan to certain regulatory agencies. Although the Company has from time to time modified its network marketing system to comply with interpretations of various regulatory authorities, it believes that its network-marketing program presently is in compliance with laws and regulations relating to direct selling activities. Nevertheless, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its distributors could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its distributors to comply with these laws and regulations could have an adverse material effect on the Company in a particular market or in general. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential distributors or enter new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although the Company has not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate the Company in the future.

     The Company cannot predict the nature of any future law, regulation, interpretation or application, nor can it predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on its business in the future. It is possible that such future developments may require revisions to the Company's network marketing program. Any or all of such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

     The business of developing and distributing nutritional, anti-ageing, weight management, and pain relief products such as those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. The Company competes with these entities by emphasizing the underlying science, value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. However, many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The Company's markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of such markets.

     The nutritional supplement market in which the Company's leading products compete is characterized by:

     * Large selections of essentially similar products that are difficult to differentiate,

     *    Retail consumer emphasis on value pricing,

     *    Constantly   changing   formulations  based  on  evolving   scientific
          research,

     * Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements and ready access to large distribution channels, and

     * A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate and form.

     Similar factors are also characteristic of products comprising the Company's other product lines. There can be no assurance that the Company will be able to effectively compete in this intensely competitive environment. In addition, nutritional, anti-ageing, weight management and pain relief products can be purchased in a wide variety of channels of distribution, including retail stores. The Company's product offerings in each product category are relatively few compared to the wide variety of products offered by many of its competitors and are often premium priced. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

     The Company is also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and current distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. The Company believes that it offers a rewarding distributor compensation plan and attractive distributor benefits and services.

     Payments of distributor incentives can be made weekly, reducing the time a distributor must wait between purchase and sale of products and payment of commissions. There can be no assurance that the Company's programs for recruiting and retaining distributors will be successful. The Company competes for the time, attention and commitment of its independent distributor force. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for distributors, there can be no assurance that other network marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

     The Company believes that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional products and nutritional direct selling markets include Herbalife International, Inc., Nature's Sunshine Products, Inc., Rexall Sundown, Inc. and its direct selling division Rexall Showcase International, Inc., Twin lab Corporation, Shaklee Corporation and Nu Skin International, Inc. The Company believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises, which will compete with the Company in certain of its product lines and for distributors. There can be no assurance that the Company will be able to successfully meet the challenges posed by such increased competition.

Intellectual Property

     Trademarks.

     The Company uses registered trademarks in its business, particularly relating to its corporate and product names. The Company owns six trademarks registered with the United States Patent and Trademark Office. The Company has also filed applications to register eight additional trademarks. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. The Company also has filed applications and owns trademark registrations, and intends to register additional trademarks, in foreign countries where the Company's products are or may be sold. Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States. The Company under common law claims certain product names, unregistered trademarks and service marks.

     Common law trademark rights do not provide the Company with the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. The Company believes its trademarks, registered and claimed under common law, constitute valuable assets of the Company, adding to recognition of the Company and the marketing of its products. The Company therefore believes such proprietary rights have been and will continue to be important in enabling the Company to compete in its industry.

     Trade Secrets.

     The Company has certain trade secrets that it intends to protect, in part, through confidentiality agreements with employees and other parties. Certain of the Company's employees involved in research and development activities have not entered into such agreements. Even where such agreements exist, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     Patents.

     In 1998 the Board of Directors approved the issuance of one million shares of restricted common stock to Dr. Morris Mann M.D. for full assignment of product patents of Body-Lite (Low Glycemic) shake, Tiger Power (liquid and capsule) and in all patents formulated by Dr. Morris Mann jointly for distribution by the Company. Currently, Dr. Mann is seeking patent protection for the anti-ageing formula.

     To the extent patents may be obtained for nutritional products, the scope of such patents may not be sufficiently broad to provide meaningful protection against infringement. Labeling regulations require the Company to disclose product ingredients and formulations, which makes enforcement of patents in the nutritional supplements industry difficult. The Company does not believe that the lack of patents in any way will adversely affect the Company's ability to compete in the nutritional supplement, anti-ageing, pain relief or weight management industries.

     The Company intends to protect its legal rights concerning its intellectual property by all appropriate legal action. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of any of the foregoing proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

Product Backlog

     The Company typically ships products within 72 hours after the receipt of the order. As of July 31, 1999, there was no backlog.

Product Inventory Practices

     The Company maintains significant amounts of inventory in stock in order to provide a high level of service to its independent distributors and Preferred Customers. Inventories are required to serve the needs of Voyager's role as distributor.

Environment

     The Company presently is not aware of any instance in which it has contravened federal, state or local provisions enacted for or relating to protection of the environment or in which it otherwise may be subject under such laws to liability for environmental conditions that materially could affect the Company's operations.

Employees

     As of July 31, 1999, the Company had approximately seven (7) employees (as measured by full time equivalency) The Company believes its relationship with its employees is good.

Item 2.  Description of Property

     The Company's headquarters are located in Carlsbad, California. The Company at this time has no properties. The company occupies certain sales offices under a noncancellable lease. This lease is for office space and expires September 20, 2000. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties. The current lease requires rental payments of $11,524.00 per year.

Item 3.  Legal Proceedings.

     The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

     The Company's common stock trades over-the-counter on the NASDAQ Bulletin Board with the trading symbol "VYGP". The following high and low sale prices for the Company's common stock as reported on the Nasdaq Bulletin Board for the period indicated:

                              1998               High              Low

         First Quarter     (10/31/97)           $2.250            $1.375
         Second Quarter    (01/31/98)           $1.625            $0.563
         Third Quarter     (04/30/98)           $2.625            $0.438
         Fourth Quarter    (07/31/98)           $4.250            $0.938

                              1999

         First Quarter     (10/31/98)           $1.063            $0.313
         Second Quarter    (01/31/99)           $0.813            $0.250
         Third Quarter     (04/30/99)           $0.750            $0.250
         Fourth Quarter    (07/31/99)           $1.125            $0.500


Shareholders

     The number of shareholders of record of the Company's common stock as of July 31, 1999 was approximately 210.

Dividends

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain future earnings to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based on the Company's earnings, capital, financial condition and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities.

     The Company established a Convertible Preferred Stock Series J 1999 consisting of one hundred shares (100) (convertible to 22,000,000 shares common) par value $.001. The convertible preferred stock series J was purchased by two "accredited investors" as defined in Regulation D, Rule 501 of the United Securities and Exchange Act of 1933.

     The Company during the past quarter sold 749,200 shares of Common Stock to consultants, advisors distributors and officers for cash and/or services at approximate market value.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Overview

     Voyager develops and manufactures high-quality nutritional, anti-ageing, pain relief and weight management products. The Company distributes its products through a network marketing system.

     Net sales for fiscal 1999 were less than fiscal 1998 by $1,056,883 or 45.1%.

     The  Company's   four  primary   product  lines  consist  of   nutritional,
anti-ageing, pain relief and weight management products. Nutritional products accounted for approximately 81% of the Company's net sales in 1999.

     The Company's top selling products, account for approximately 42% respectively, of net sales in 1999. No other products accounted for more than 10% of net sales during the year. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 4% of the Company's net sales in 1999.

     Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase Voyager's products for personal consumption, while choosing not to become independent distributors. As of July 31, 1999, the Company had approximately 1,000 Preferred Customers. The Company recognizes revenue when products are shipped and title passes to independent distributors and Preferred Customers. In 1999, sales in the United States represented 100% of net sales of the Company.

     Cost of sales  primarily  consists  of expenses  related to raw  materials,
labor,  and  quality  assurance  and  overhead  directly   associated  with  the
procurement and production of Voyager's products and sales materials.

     Distributor incentives are the Company's most significant expense and represented 57 % of net sales in 1999. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Distributors earn commissions based on sales volume points generated in their down line. Generally, distributor kits, sales aids and logo merchandise, such as items of clothing and luggage, have no sales volume point value and therefore the Company pays no commissions on the sale of these items.

     The fourth quarter of 1999, the Company introduced a reprising strategy with certain products lines that created a spread between the price a distributor pays for the product and the sales volume point value associated with the product. This new price strategy will have the effect of increasing net profits during the fiscal year 2000.

     Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, distributor events, promotion and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. The Company has added human resources and associated infrastructure for future expansion of operations.

     The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Mr. John Southerland does not receive a salary, and the Company does not anticipate that Mr. Southerland will take a salary for the foreseeable future. However, if Mr. Southeralnd were to take a salary, selling, general and administrative expenses would increase. Depreciation and amortization expense has increased as a result of substantial investments in computer and systems communications equipment and systems to support domestic expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the distributor and Preferred Customer base. Research and development

     Expenses if incurred include costs in developing new products, supporting and enhancing existing products and reformulating products for introduction in domestic markets. The Company would if incurred capitalize product development costs after market feasibility is established. These costs are amortized as cost of sales over an average of 12 months, beginning with the month the products become available for sale.

Results of Operations

     The following table summarizes operating results as a percentage of net sales, respectively for the periods indicated:

                                                           1999          1998
                                                         --------      --------

Sales, Net .....................................           100.0%        100.0%
Cost of Sales ..................................            39.4          30.3
                                                         --------      --------
Gross Margin ...................................            60.6          69.7
Operating Expenses .............................          (155.6)        (90.9)
                                                         --------      --------
Operating Income (Loss) ........................           (95.0)        (21.2)
Interest Income, Net ...........................            (1.2)          0.3
                                                         --------      --------
Income (Loss) Before Income Taxes ..............           (96.2)        (20.9)

Net Sales.

     Net sales for Fiscal 1999 were less than Fiscal 1998 by $1,056,883 or 45.1%. The Companies decrease in sales was due to a restructuring of independent distributors compensation plan, Reprising products, formulation of novel, proprietary, patented and patent applied for products, and reformulation of certain existing products. Company management also during this period, added an executive team with over 18 years experience in the direct marketing industry replacing vacancies created by resignations of former executive officers. Management believes new product introductions in year 2000 will contributed to sales growth. Cost of Sales

     Cost of sales for Fiscal 1999 decreased $203,775 or 28.6% compared to Fiscal 1998. As a percentage of sales, cost of sales increased from 30.3% to 39.4%.

     The increase in cost of sales as a percentage of net sales is attributable to the total reorganization of executive management team. Newly elected executives have completely overhauling the Company's human resources, technological communications, product order processing of customers, and increase in volume based efficiencies in production and procurement activities. The introduction of new products during the year 2000, in the opinion of management, will promote long-term growth, with a high distributor enrolment. Operating Expenses

     Operating expenses during Fiscal 1999 decreased $127,609 or 6.0% compared to Fiscal 1998 from $2,130,156 to $2,002,547.

Liquidity and Capital Resources

     The President, C.E.O. and shareholders have committed to funding required working capital necessary for the Company. Funding subsequent to July 31, 1999 was for infrastructure such as communication and computer systems. There are no formal contractual commitments between the Company and these parties for capital, lines of credit or similar short-term borrowings.

     It is anticipated that the year 2000 should expand current sales and increased distributors membership through the introduction of new products and distributor services which should exceed the Company's working capital requirements for the next fiscal year.

     The increase in liquidity during the year was primarily from cash provided by financing activities. The Company generates and uses cash flows through three activities: operating, investing, and financing. During 1999, operating activities used cash of $118,000 as compared to net cash used of $446,000 for 1998.

     Cash flows used in investing activities is primarily due to the acquisition of $1,000 of computer equipment and office furniture for 1998 compared to $0 for 1999.

     Financing activities provided $134,000 for 1999 compared to $28,000 for 1998. The increase in cash flow from financing activities was primarily from the sale of restricted common and preferred stock to consultants, advisors, distributors, officers, and employees. Subsequent to July 31, 1999, an officers and a shareholder of the Company loaned an additional $107,000 to the Company in the form of promissory notes.

     The President, C.E.O. believes that its current cash balances, the available line of credit and cash provided by operations is sufficient to cover its needs in the ordinary course of business for the next 12 months. If the Company experiences unusual capital requirements to completely the new infra structure and communication systems, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. The Company may attempt to raise additional financing through the sale of its equity securities in the form of preferred stock or loans to finance future growth of the Company. Any financing, which involves the sale of equity securities and loans in the form of short-term instruments convertible into such securities, could result in immediate dilution to existing shareholders. Inflation

     The Company does not believe that inflation has had or will have a material effect on its historical operations or profitability.

Regulation

     The Company is not of aware of any recently enacted, presently pending or proposed state or federal legislation, which would have a material adverse effect on its results of operations.

Outlook -Forward Looking Statements

     Management of Voyager believes net sales will grow at a double-digit rate in the Year 2000. With the release of new products and a completely new infrastructure, the Company will be able to increase sales and distributor base over many years. Increases in net sales will be driven by continued growth in existing United States markets.

     According to the Nutrition Business Journal, the nutritional industry in the United States will grow at an annual rate of approximately 10% over the next three years. This does represent a slower rate of industry growth than in prior years. Management believes the Company's new products offer opportunities for rapid United States expansion.

     The Company's new products, when released in the year 2000, management believes Double-digit sales growth in 2000 will not dependent upon a strong nutritional industry. If the Company's new products fail consumer demand, the Company would experience downward pressure on its net sales.

     Management believes that cost of sales as a percentage of net sales will Increase in year 2000 when compared to 1999 levels. Management believes that increases in production efficiencies will offset the negative impact of increased taxes by using exiting NOL. These increase will results from a higher initial demand in new markets for distributor kits, which have a significantly lower gross profit margin than other products sold by the Company. The Company may experience capacity constraints in its production operations if sales grow at a greater rate than in prior years, which would result in higher cost of sales.

     Management believes distributor incentives, as a percentage of net sales will be approximately 51% in 2000. The Company closely monitors the amount of distributor incentives paid as a percentage of net sales and may from time to time adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse affect on earnings, while continuing to maintain an appropriate incentive for its distributors. The Company continues pricing its products to achieve a desired contribution margin (sales less cost of sales less distributor incentives) and will make necessary changes to operate in this range.

     Management believes that selling, general and administrative expenditures will increase modestly as a percentage of net sales during 2000 when compared to 1999 levels. This increase can be attributed to several factors:

     *    Increased   depreciation  and   amortization   levels  resulting  from
          strategic investments in computers and telecommunications equipment, and additional

     * Increased costs associated with building an infrastructure to achieve the Company's strategic objectives.

Certain Risks Affecting the Company

     The Company relies on non-employee, independent distributors to purchase, market and sell its products.

The Company distributes its products through distributors.

     These distributors are independent contractors who purchase products directly from the Company for their own use or for resale. Distributors typically work at the distribution of the Company's products on a part-time basis, may, and likely will engage in other business activities, some of which may compete with the Company. The Company has a large number of distributors and a relatively small corporate staff to implement its marketing programs and provide motivational support to its distributors. The Company undertakes no effort to provide individual training to its distributors. Distributors may voluntarily terminate their agreements with the Company at any time. There is typically significant turnover in distributors from year to year. Because of this high turnover, the Company must continually recruit new distributors. The Company's net sales are directly dependent upon the efforts of these non-employee, independent distributors and future growth in sales volume will depend in large part upon the Company's success in increasing the number of new distributors and improving productivity of its distributors. Consequently, the loss of a key distributor or group of distributors, large turnovers or decreases in the size of the distributor force, seasonal or other decreases in purchase volume, sales volume reduction and the costs associated with training new distributors and other related expenses may adversely affect the Company's business, financial condition and results of operations. Moreover, the Company's ability to continue to attract and retain distributors can be affected by a number of factors, some of which are beyond the control of the Company, including:

     *    General business and economic conditions,

     *    Public perceptions about network marketing programs,

     * High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens, and

     * Public perceptions about the value and efficacy of nutritional, pain relief, weight management or anti ageing products generally.

     There can be no assurance that the Company will be able to continue to attract and retain distributors in numbers sufficient to sustain the Company's future growth or to maintain present growth levels, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company does not directly control the independent acts of its distributors. The Company's distributors are required to sign and adhere to the Company's Distributor Application and Agreement, which obligates them to abide by Voyager's policies and procedures. Although these policies and procedures prohibit distributors from making certain claims regarding the Company's products or income potential from the distribution of those products, distributors may from time to time create promotional materials or otherwise provide information that does not accurately describe the Company's marketing program. They also may make statements regarding potential earnings, product claims or other matters in violation of the Company's policies or applicable laws and regulations concerning these matters. Such violations may result in legal action by regulatory agencies. Future legal actions against distributors or others associated with the Company could lead to increased regulatory scrutiny of the Company and its network marketing system. The Company takes what it believes to be commercially reasonable steps to monitor distributor activities to guard against misrepresentation and other illegal or unethical conduct by distributors and to assure that the terms of its compensation plan are observed. There can be no assurance, however, that the Company's efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from such distributor activities can also make it more difficult for the Company to attract and retain distributors and may have an adverse effect on the Company's business, financial condition and results of operations.

     Network marketing is subject to intense government scrutiny and regulation. Network marketing systems such as the Company's are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. In the United States, these laws and regulations include the federal and state securities laws, the regulation of the offer and sale of franchises and business opportunities, regulations and statutes administered by the FTC and various state anti-pyramid and business opportunity laws that target direct selling businesses that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods or do not involve legitimate products. Similar laws govern the Company's activities in foreign countries where it presently has operations or may have operations in the future. The Company is subject to the risk that, in one or more of its present or future markets, its marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure by the Company to comply with these laws and regulations or such a prohibition could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company may simply be prohibited from distributing its products through a network-marketing channel in some foreign countries.

     The Company's business is subject to the effects of adverse publicity and negative public perception. The Company's ability to attract and retain distributors and to sustain and enhance sales through its distributors can be affected by adverse publicity or negative public perception regarding the Company or its competitors. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or the Company's products or ingredients specifically, and regulatory investigations of the Company or its competitors or other network marketing companies and their products, or distributor actions. There can be no assurance that the Company will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies heavily on its key management personnel.

     The Company depends on the services Mr. John Southerland, who serves as President, Chief Executive Officer and Chairman of the Board. Mr. John Southerland is a highly visible spokesman for the Company and its products, and the Company believes its success depends in large part on the continued visibility and reputation of Mr. John Southerland, which helps distinguish the Company from its competitors.

     The loss or limitation of Mr. John Southerland services as the lead spokesman for the Company and its products, as an executive officer of the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Mr. John Southerland is primarily responsible for the Company's day-to-day operations, and the Company believes its success depends in part on its ability to retain Mr. John Southeland and to continue to attract additional qualified individuals to its management team. The Company does not maintain a key man life insurance policy on Mr. John Southerland or any of its other officers, nor does it have an employment agreement with any of its officers. The loss or limitation of the services of any of the Company's executive officers or the inability of the Company to attract additional qualified management personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     The products and manufacturing activities of the Company are subject to extensive government regulation. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates the Company's products under the FDC Act and regulations promulgated hereunder. The Company's products also are subject to regulation by, among others, the Consumer Product Safety Commission, the United States Department of Agriculture and the EPA. Advertising and other forms of promotion and methods of marketing of the Company's products under the FTC Act are regulated by the FTC. Various state and local agencies as well as those of each foreign country in which the Company distributes products also regulate the manufacture, labeling and advertising of the Company's products.

     Most of the Company's products generally are regulated as dietary supplements under the FDC Act and therefore are not subject to pre market approval by the FDA. However, these products are subject to extensive regulation by the FDA, including regulation under the FDC Act's adulteration and misbranding provisions. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe. The Company must notify the FDA in advance of placing on the market a product containing a new dietary ingredient (defined as an ingredient not marketed for use as a supplement before October 15, 1994) and must furnish adequate information to provide reasonable assurance of the ingredient's safety. Further, if the Company makes statements about a supplement's effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company must ensure that its product labels bear proper ingredient and nutritional labeling and the Company must manufacture its dietary supplements in accordance with current GMP's for foods. The FDA has issued an advance notice of proposed rulemaking to consider whether to develop specific GMP's for dietary supplements and dietary supplement ingredients. Such regulations, if promulgated, may be significantly more rigorous than current requirements and contain quality assurance requirements similar to GMP's for drug products. The FDA may remove a product from the market if it poses a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the intended use of any of the Company's products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the agency would consider the product a drug and would require pre market approval of safety and effectiveness prior to its manufacture and distribution. To the extent that the intended use is a function of the claims made by the Company regarding a dietary supplement, re labeling of the product to remove the offending claims may be sufficient to avoid new drug status and/or compliance action by the FDA.

New Products Manufactured by the Company may be regulated.

     In general, the Company's new products are not subject to pre market approval. However, the FDA does regulate the company's new products perhaps under the FDC Act's adulteration and misbranding provisions. Voyager's new product is also subject to specific labeling regulations, including warning statements if the safety of new products is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Voyagers' new products that meet the definition of a drug (e.g., are intended to treat or prevent disease or affect the structure or function of the body) are regulated as drugs. OTC drug products may be marketed if they conform to the requirements of any OTC monograph that is applicable to a drug. Drug products not conforming to the monograph requirements for OTC drugs require an approved NDA before marketing. An NDA requires, among other things, one or more adequate and well-controlled clinical trials demonstrating the drug's safety and effectiveness before approval. The agency has not yet promulgated final monographs for some of the Company's products. If the agency finds that an OTC drug or ingredient of an OTC drug marketed by the Company is not generally recognized as safe and effective or does not include it in a final monograph applicable to an OTC drug, the Company would have to reformulate or cease marketing such a product until it is the subject of an approved NDA, or until such time, if ever, that the monograph is amended to include the Company's product. Whether or not an OTC drug conforms to a monograph or is subject to an approved NDA, such a drug must comply with other requirements under the FDC Act, including GMP's, labeling, and the FDC Act's misbranding and adulteration provisions.

     Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect the Company's ability to successfully market its products.

     The FTC regulates the advertising of the Company's products under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, which include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all product claims at the time the claims are first used in advertising or other promotions. Failure to adequately substantiate claims may be considered either as a deceptive or unfair practice. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all advertising claims made about its products. The type of substantiation will be dependent upon the product claims made. For example, a health claim normally would require competent and reliable scientific evidence, while a taste claim would require only survey evidence.

     In recent years, the FTC has initiated numerous investigations of and actions against dietary supplement, weight loss, and cosmetic products and companies. If the FTC has reason to believe the law is being violated (e.g., the Company does not possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company's ability to successfully market its products.

Growth of the Company's business subjects it to risks relating to expansion of facilities.

     The Company believes its long-term competitive position depends in part on its ability to increase its manufacturing capacity. The Company expects it will be necessary to expand its manufacturing capacity, administrative offices and warehouse facilities in 2000. The failure of the Company to complete the expansion on schedule and under budget could have a material adverse effect on its business, financial condition and results of operations.

     The Company's business may be affected by risks associated with the Year 2000. Since its inception, the Company has attempted to leverage technology, including increasingly sophisticated computer hardware and software, in managing its business and operations. The Company also relies on third parties to facilitate its business. For example, these vendors include:

     * Telecommunications providers on whom the Company must rely for its call center operations,

     * Public utilities that provide electrical power and other utilities needed in the Company's operations,

     * Major credit card companies that process the vast majority of payments for the Company's products,

     *    Major shipping companies located in the United States,

     * Financial institutions that provide commercial banking and other financial services to the Company, and

     * The Nasdaq OTC Bulletin Board, on which the Company's common stock is traded.

     Many existing computer programs use only two digits to identify a year in the date field and were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or at the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. Correcting the Year 2000 problem on a large mainframe or network application can be difficult and expensive.

     The Company is in the process of insuring that all of its internal computer systems are Year 2000 compliant. Independent of those efforts, the Company determined in late 1999 that the purchase and installation of an integrated enterprise resource planning ("ERP ") system could achieve overall efficiencies. The ERP system will replace all of the Company's existing resource planning systems except for the Company's Distributor System. The Company has commenced installation of the ERP system through a third-party provider of software and consulting services, and expects the installation to be complete no later than the first quarter of fiscal 2000.

     The third-party vendor of the ERP system has represented to the Company that the Information Technology Association of America certifies the ERP system as Year 2000 compliant. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems. While the Company believes its current Distributor System is Year 2000 compliant, it expects to replace the Distributor System with two new applications in 2000. These applications are also expected to be Year 2000 compliant as certified by the vendors of the systems. There can be no assurance that the transition to these new software systems will be accomplished in a timely manner or that they will in fact be Year 2000 compliant.

     With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers, as they become Year 2000 compliant. The Company is not aware of any Year 2000 issues that have been encountered by any such third party, which it believes could materially affect the Company's operations. However, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company depends on outside suppliers for raw materials. The Company acquires all of its raw materials for the manufacture of its products from third-party suppliers. Normally, materials used in manufacturing the Company's products are purchased on account or by purchase order. The Company has very few long-term agreements for the supply of such materials. There is a risk that any of the Company's suppliers or manufacturers could discontinue selling their products to the Company. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. There can be no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control, including weather, crop conditions, transportation interruptions, strikes by supplier employees and natural disasters or other catastrophic events. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Future acquisitions, if any, by the Company would be subject to certain risks. The Company has not completed any acquisitions to date, but it may pursue acquisitions in the future as a part of its business strategy. Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the Company's management attention from other aspects of the Company's business, the risks associated with entering geographic and product markets where the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. Future acquisitions would likely require the Company to obtain additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock, which may dilute to the Company's stockholders. In addition, to the extent the Company has outstanding indebtedness under the Company's credit facility or is required to incur indebtedness hereunder to consummate an acquisition, the consent of the lender under the credit facility may be required prior to such acquisition. Additionally, the Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company or that the Company will be able to obtain financing or otherwise consummate any future acquisitions.

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.

     The Company's products include nutritional supplements that are made from vitamins, minerals, herbs and other substances for which there is a long history of human consumption. Some of the Company's products contain innovative ingredients or combinations of ingredients. Although the Company believes all of its products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. The Company conducts research and tests the formulation and production of its products, but the Company has performed or sponsored only limited clinical studies. Furthermore, because the Company is highly dependent on consumers' perception of the efficacy, safety and quality of its products, as well as similar products distributed by other companies, the Company could be adversely affected in the event such products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers' use or misuse of the Company's products or similar products.

Company Product Manufacturers may be subject to product liability claims.

     As a manufacturer and distributor of products for human consumption and topical application, the Company could become exposed to product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of such products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. To date, the Company has not been party to any product liability litigation, although certain individuals have asserted that they have suffered adverse consequences as a result of using the Company's nutritional products. These matters historically have been settled to the satisfaction of the Company and have not to date resulted in material payments by the Company. The Company is aware of no instance in which any of its products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although the Company maintains product liability insurance, which it believes to be adequate for its needs, there can be no assurance that the Company will not be subject to claims in the future, that its insurance coverage will be adequate, or that it will be able to maintain adequate insurance coverage.

The Company is subject to risks associated with general economic conditions.

     Voyager's products are priced at a premium compared to most nutritional, anit-ageing, pain relief and weight management products that are readily available at retail outlets. A recession in the general economy or a decline in consumer spending could have a material adverse effect on the Company's business, financial condition and results of operations.

There is no assurance of future industry growth.

     Market data referred to in this Report regarding the size and projected growth rates of the market for nutritional supplements generally indicate that this market is large and growing. However, there can be no assurance that such market is as large as reported or that such projected growth will occur or continue. Market data and projections such as those presented in this Report are inherently uncertain, subject to change and generally not available for 1997 and 1998. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. An adverse change in size or growth rate of the market for nutritional supplements is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business is subject to particular intellectual property risks.

     The labeling regulations governing the Company's nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical, if not impossible, given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances. In this respect, the Company maintains an active research and development program that is devoted to developing better, purer and more effective formulations of its nutritional products. The Company protects its investment in research, as well as the techniques it uses to improve the purity and effectiveness of its products by relying on trade secret laws, although it has not to date entered into confidentiality agreements with certain of its employees involved in research and development activities. Additionally, the Company endeavors to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for its products, which protection has been sought in the United States, Canada and many of the other countries in which the Company is either presently operating or plans to commence operations in the near future. The Company's research and development efforts may at some future time result in patentable products, in which case patents would be sought; however, no assurance can be given that patents would be obtained. Notwithstanding the
Company's efforts as described above, there can be no assurance that such efforts to protect its trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against the Company for infringement of the proprietary rights of others. If an infringement claim is asserted, the Company may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis or terminate its manufacturing and marketing of its products alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and operating results.

The Company's three Manufacturers of product is subject to certain risks.

     The Company's results of operations are dependent upon the continued operation of its manufacturing facilities. The operation of a nutritional supplement manufacturing facility involves many risks, including power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at the Company's facility would not have a material adverse effect on the Company's business, financial condition and results of operations. The manufacture's of Company Products is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials. The Product Manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by the Company and could have a material adverse effect on its business, financial condition and results of operations. Environmental laws and regulations require the Company to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in its processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require the Company to find other manufacturers of the Company products. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's stock price is subject to volatility.

     The trading price of the common stock has been and is likely to continue to be subject to wide fluctuations in response to the quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the nutritional supplement industry or other events or factors, many of which are beyond the Company's control. The Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the common stock would likely decline, perhaps substantially. In addition, the stock market has historically experienced extreme price and volume fluctuations which have particularly affected the market prices of many nutritional supplement companies and network marketing companies and which often have been unrelated to the operating performance of such companies. Moreover, the Company's common stock may be even more prone to volatility than the securities of other businesses in similar industries in light of the relatively small number of shares of common stock not held by affiliates. Given such a relatively small "public float," there can be no assurance that the prevailing market prices of common stock will not be artificially inflated or deflated by trading even on relatively small amounts of common stock.

     Forward looking statements under the meaning of Section 21 E of the Securities Exchange Act are only contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward- looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.

Item 7.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data of the Company required by this Item is set forth immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statements schedules included.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers of Voyager and subsidiaries are as follows:

Name                   Position                              Term of Office
--------------------------------------------------------------------------------------

John Southerland  54   President, Chief Executive Officer,   June 14, 1999 to present
                       and Chairman of the Board

Michael Johnson   34   Vice President, Secretary             June 14, 1999 to present
                       Director                              July 17, 1996 to present

Susan Honeycutt   37   Director of Operations,               June 30,1999 to present
                       and Interim Director

Dr. John Hower    55   Director                              August 8, 1999 to present

The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company.

June 14, 1999 The Company's Board of Directors accepted Mr. William Clapham resignation as President and Director and also accepting Mrs. Thaisa Branco Clapham resignation as Vice President, Secretary and Director.

June 14, 1999 Mr. John  Southerland  was  appointed  President  and Chair of the
     Board of Directors, and Mr. Michael Johnson was asked to accept the office of Vice President, Secretary and Director

June 30, 1999 Mrs. Susan Honeycutt was appointed Interim Director and Director of Voyager Operations. Dr. Lonnie Honeycutt was appointed Interim Director and Director Of Research

Sept.28,  1999  Dr.  Lonnie  Honeycutt   tendered  his  resignation  as  interim
     Director.

Mr. John Southerland. President, C. E.O. and Chairman of the Board of Directors.

     Mr. John Southland has been President, C.E.O. and Chairman of the Board of Directors of Voyager Group Ltd., since June 1999.

     Mr. Southerland, from 1989-1993, served as Executive Vice President of a network marketing company. Due to confidentiality agreements with the network marketing companies, disclosure of additional information is prohibited. From 1996-1998 he worked as a self employed consultant. Prior to entering the network marketing industry, Mr. Southerland was the founder and President of General Electronics Corporation, Huntsville, Alabama, a O.E.M. manufacturer

Mr. Michael Johnson Vice president, Secretary and Director.

     Mr. Michael Johnson has been a Director since July 17,1996 and Vice President and Secretary form June 14, 1999 to the present.

     Mr. Johnson received a certificate of graduation from Berkshire School and attended Lake Forest College, Lake Forest, Chicago, University of Utah, Salt Lake City, Utah, New York Institute of Finance, N.Y., N.Y. and New York University, N.Y., N.Y. From 1987 to 1989 Mr. Johnson was employed by Mel Schnel and Company, N.Y., N.Y. as a clerk, New York-Comex Commodities. During 1989 to 1990 Mr. Johnson was employed by New Mercantile Exchange, N.Y., N.Y. as a commodity futures trader, arbitrage futures contracts and energy markets: oil, gas, etc. For the past five years Mr. Johnson has been self-employed buying and selling contracts.


Mrs. Susan Honeycutt Interim Director, Director of Operations

     Mrs. Susan Honeycutt has been a Director since June 30, 1999 to the present.

     Mrs. Honeycutt attended Portland Community College. From 1980 to 1984 Mrs. Honeycutt was employed by the law firm of Schwabe, Williamson, Wyatt, More & Roberts as a research technician in the field of Workmen's Compensation. From 1985 to 1987 Mrs. Honeycutt was employed by State Federal Mortgage Company as assistant to the Vice President of the Loan Division. From 1987 to 1992 Mrs. Honeycutt was employed as Chief executive officer of Olympus Resort Hotel and Spa. From 1992 to 1995 Mrs. Honeycutt was employed by Mailing Service Inc. to oversee outbound direct response advertising. Since 1995 Mrs. Honeycutt was employed by Voyager as Vice President of Operation and elected in June of 1999, by the Board of Director as an Interim Director thereof and accepting Directorship of Voyager's present Operations.

Dr. John Hower Director.

     Dr. Hower has been a Director since August 8, 1999 to present.

     Dr. Hower, is a vascular surgeon, and has been employed as such since 1994 to present.

Item 10. Executive Compensation.

     The following  table  summarizes the  compensation  of the Chief  Executive
Officer of the Company and the Company's four most highly paid executive officers other than the Chief Executive Officer (collectively the "Named Executive Officers") and the amounts earned by each of them during the past three fiscal years:

     None of the executive officers of the company earn in excess of $100,000. The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Mr. John Southerland does not receive a salary, and the Company does not anticipate that Mr. Southerland will take a salary for the foreseeable future.

Long-Term Incentive Plans ("LTIP's") in the year 2000

     The Company intends on asking for shareholders approval of a Long term Incentive Plan(s).

Compensation Plans

     Voyager year 2000 will seek approval of shareholders of a Long-term Stock Investment(s) and Incentive Plan(s) and Directors' Plan(s). The total number of shares of common stock that may be issued upon exercise of awards granted under the plan is not know at this time. Upon shareholder approval of ("LTIP's") employees, officers and directors of the Company and its subsidiaries, as well as consultants and other persons who contribute to the business of the Company may participate as selected at the discretion of a company committee administering the plan ("Committee"). The Committee if and when elected would have broad authority to select persons to receive awards under the plan and to establish the terms and conditions applicable to the exercise of such awards and the duration of the awards.

Employment Contracts and Other Arrangements

     As  of  July  31,  1999  the  Company  has  no   employment   agreement  or
arrangements.

Compensation Report on Executive Compensation

     This Compensation Report discusses the Company's compensation policies and the basis for the compensation paid to its executive officers (including the Named Executive Officers), during the year ended July 31,1999.

Compensation Policy

     The Company's policy with respect to executive compensation has been designed to:

     Adequately and fairly compensate executive officers in relation to there Responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

     Reward executive officers for the achievement of key operating objectives and for the enhancement of the long-term value of the Company; and

     Align the interests of the executive officers with those of the Company's shareholders.

     The components of compensation paid to executive officers consist of: (a) base salary, and (b) certain other benefits.

     Year 2000, Voyager will approve a cash bonus program as an additional component of executive compensation.

     Voyager will form an Executive Committee of the Board of Directors whose function is reviewing and approving all compensation paid by the Company to its executive officers and members of the Company's senior management team.

Components of Compensation

     The primary components of compensation paid by the Company to its executive officers and senior management personnel and the relationship of such components of compensation to the Company's performance, are discussed below:

     Base Salary. The Board of Directors periodically reviews and approves the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Board of Directors periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Board of Directors believes that base salaries for the Company's executive officers have historically been reasonable, when considered together with other elements of compensation in relation to the Company's size and performance and in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

     Incentive Compensation. In the year 2000, a substantial portion of each executive officer's compensation package will be in the form of incentive compensation designed to reward the achievement of key operating objectives and long-term increases in shareholder value. Year 2000 the Company's Board of Directors will ask for shareholder approval of a Stock Option Plan which will reward executive officers only to the extent that shareholders have benefited from increases in the value of the Company's common stock.

     Other   Benefits.   In  year  2000  the  Company  will  approve  plans  and
     arrangements for the benefit of its executive officers and members of senior management. The Company believes these benefits will be reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

Company's Board of Directors Conclusion -

     The Voyager management believes the policies so stated above when approved by shareholders, would encourage responsible management of Voyager Long and Short-term goals and further shareholders interests.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Voting Securities and Principal Holders Thereof

     The following table sets forth, as of July 31, 1999 the number of shares of the Company's voting securities owned by (1) each person known to the Company to be the beneficial owner of more than five percent of the Company's outstanding voting securities, (2) the executive officers and directors of the Company individually, and (3) the executive officers and directors of the Company as a group. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's voting securities listed for such person in the table.

Class
Name/Address                        Number of Shares          Percent of Class

Common Stock

         Dr. Morris Mann            1,825,000                 14%
         (WestRim Holdings)                                   (5% Diluted)
         California

Convertible preferred Series AA

         Thaisa Branco **           270 (Convertible          94%
         Moved no forwarding        to 2,700,000 shares       (7% Diluted)
         address                    Common)


Convertible Preferred Series J

         Marlen Johnson **          50 (Convertible           50%
         Box 8029                   to 11,000,000 Share       (29% Diluted)
         La Jolla, Ca 92038         Common)

Directors and Executive Officers

Common Stock

         Mrs. Susan Honeycutt       50,000                    Less than 1%
         6354 Corte Del Abeto, Suite F
         Carlsbad, California 92009

         Mr. Michael Johnson        100,000                   Less than 1%
         6354 Corte Del Abeto, Suite F
         Carlsbad, California 92009

Convertible Preferred Series J

         John Southerland, **       50 (Convertible           50%
         President and              to 11,000,000 Shares      (29% Diluted)
         Chairman of the Board      Common)
         6354 Corte Del Abeto, Suite F
         Carlsbad, California 92009

Officers and Directors as a group   (11,150,000 Diluted)      (30% Diluted)

Percentages rounded to nearest one percent.

** Controling Stockholders:

     As of July 31, 1999, Mr. John Southerland, President and C.E.O., and Mr. Marlen Johnson, shareholder, collectively own 100% of the outstanding shares of the Convertible Preferred Stock Series J, representing approximately 58% of the combined voting power of the outstanding shares of common stock. Accordingly, as of such date, the Convertible Preferred Series J stockholders, acting fully or partially in concert are able to control the election of the Board of Directors of the Company and thus the direction and future operations of the Company without supporting vote of any other of the company's common shareholders, including decisions regarding acquisitions and other business opportunities, the declaration of dividends and the issuance of different class of securities. Also see Item 13 exhibit # 4.1, 4.2, and 4.3.

Item 12. Certain Relationships and Related Transactions.

     There are no agreements or understandings between the Company and any of the Board of Directors families members pursuant to which anything more than the ordinary compensation otherwise payable under the distributor compensation plan is paid to these distributors or pursuant to which any other treatment is offered them. The Board of Directors does not receive any position of the distributor incentives paid to these family members or their affiliates and has no beneficial ownership interest in any of their business'.

     Former executive officers on June 12, 1999 returned three million five hundred thousand of common stock to the company treasure under Nevada corporate law, Section 78.283 and a shareholder subsequent to July 31, 1999 returned three hundred thousand common shares to the company treasure.

Purchase and Loans by Executive Officer and Shareholder.

     Mr. John Southerland, President and C.E.O. and Shareholder Mr. Marlen Johnson committed to a majority shareholders meeting on June 13 1999 to loan (if when and as needed) up to two hundred thousand dollars in the form of promissory notes. Also, on June 13, 1999 the parties agreed to purchase 100 shares of the Convertible Preferred Stock Series J for fifty thousand dollars. Subsequent to July 31, 1999, Mr. John Southerland President and Mr. Marlen Johnson purchased preferred stock series J for fifty thousand dollars and have loaned $107,387 to the Company in the form of promissory notes bearing interest at 7.5%. The notes mature on dates ranging from November 23, 1999 through January 17, 2000. Interest on these notes accrue but are not paid until maturity. In the event of default, the notes will bear interest at an alternative rate equal to an additional 2%. Also See Item 13 exhibit # 4.1,4.2, and 4.3.

     The Company Board of Directors authorized and organized the incorporation of a whole owned subsidiary call Earn @ Home. Net. The Interim Officers and Directors of whole owned subsidiary are Mr. John Southerland currently acting as Interim President Director and Mr. Michael Johnson acting as Interim Vice President, Secretary and Director in behalf of the Voyager. Voyager's Board of Directors in the near term will appoint officers and Directors to replace
Interim officers and Directors of Earn @ Home. Net Voyagers whole owned subsidiary Earn @ Home.Net was granted exclusive rights to present and future distributors list from July 21, 1999 to July 21, 2050 in exchange for 100 convertible preferred shares series J, convertible to 1,000,000 common shares of Earn @ Home. Net. As of July 31, 1999 Earn @ Home.Net has no other outstanding stock or commitments to issue stock.

     July 31, 1999 Voyager terminated a Agreement here stated below with former President Mr. William Clapham, "The Former President of the Company, provided the Company with the marketing distribution plans (uni-level and matrix network compensation program, commission payout structure, operations, and automated monthly ordering system), and proprietary formulas for dietary supplements (complex liquid essential vitamins, minerals, essential fatty acids, amino acid complex, suspension base of vegetable glycerin, purified water and aloe, liquid herbal extracts antioxidant formulas, encapsulated antioxidant formula), weight management formula, and natural hair care product formula. In exchange for the use of the formulas and marketing plans Mr. Clapham receives minimum royalties of $20,000 per year with provisions for royalties of $6,000 per month when sales volume is greater than $2,000,000 per year and $10,000 per month when sales volume is greater than $6,000,000 per year".

Item 13. Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as part of this report.


1.  Financial Statements                                                   PAGE

Independent Auditor's Report                                                F-1

Consolidated Balance Sheet,
July 31, 1999 and 1997                                                      F-2

Consolidated Statements of Income,
 For the Years Ended July 31, 1999 and 1997                                 F-4

Consolidated Statements of Cash Flows,
 For the Years Ended July 31, 1999 and 1997                                 F-5

Consolidated Statements of Changes in Stockholders' Equity,
For the Years Ended July 31, 1999 and 1997                                  F-7

Notes to Consolidated Financial Statements                                  F-8


2.  Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number   Exhibit

2.1 Articles of Incorporation and By-Laws of EEE-Energy Consultants, Inc. (Formerly EEE-Hunter Associates, Inc.)(1)
4.1  Purchase Agreement --Convertible Preferred Stock Series J
4.2  Convertible Preferred Series J - Designation of Rights
4.3  Investor Rights Agreement
23.1 Consent of Robison, Hill & Co.(1)
27.1 Financial Data Schedule

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


                               Voyager Group, Ltd.


DATE:   November 12, 1999

By:     /S/ John Southerland
        -----------------------------
        John Southerland, President
        (Principal Financial and
        Accounting Officer)

                          Independent Auditor's Report


To the Stockholders of The Voyager Group, Ltd. (formerly Voyager Group USA-Brazil, Ltd.), and Subsidiaries


     We have audited the consolidated balance sheet of The Voyager Group, Ltd. (formerly Voyager Group USA-Brazil, Ltd.), and Subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of The Voyager Group, Ltd. (formerly Voyager Group USA-Brazil, Ltd.), and Subsidiaries as of July 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  Respectfully submitted



                                                  /S/ Robison, Hill & Co.
                                                  -----------------------------
                                                  Certified Public Accountants
Salt Lake City, Utah
October 8, 1999

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                             July 31,
                                                   ----------------------------
                                                     1999               1998
                                                   ---------          ---------

ASSETS

Current Assets:
  Cash ...................................         $  16,539          $    --
  Inventory ..............................           113,504            173,130
  Prepaid Expenses .......................             1,575                800
  Accounts Receivable ....................             6,536             28,872
                                                   ---------          ---------

     Total Current Assets ................           138,154            202,802
                                                   ---------          ---------

Fixed Assets, at Cost:
  Furniture and Equipment ................           140,135            140,135
  Leasehold Improvements .................             6,741              6,741
    Less - Accumulated
      Depreciation .......................           (89,716)           (62,443)
                                                   ---------          ---------

                                                      57,160             84,433
                                                   ---------          ---------

Other Assets:
  Deferred Tax Benefit ...................              --              172,301
  Deposits ...............................             5,327             10,327
  Intangible Assets, Net .................            25,000
                                                   ---------          ---------

     Total Other Assets ..................            30,327            182,628
                                                   ---------          ---------

     Total Assets ........................         $ 225,641          $ 469,863
                                                   =========          =========

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
                  AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                             July 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
LIABILITIES AND STOCKHOLDERS
EQUITY

Current Liabilities:
  Accounts Payable ...........................     $    80,630      $    31,782
  Accrued Liabilities ........................         142,107          204,189
  Accrued Commissions ........................          30,934           48,451
   Shareholder Loans .........................           3,087            4,500
                                                   -----------      -----------

     Total Current Liabilities ...............         256,758          288,922
                                                   -----------      -----------

Stockholders' Equity
  Preferred Stock, $.001 par value;
    Series J; 100 shares authorized,
      100 and 0 shares issued and
      outstanding ............................            --               --
    Series AA 1996; 1,000 shares
      authorized, 286 and 421 shares
      issued and outstanding .................            --               --
  Premium on Preferred Stock .................         205,332          155,332
  Common Stock; $.001 par value;
    50,000,000 shares authorized;
    12,534,478 and 5,837,010 shares
    issued and outstanding July 31, 1999
    and 1998, respectively ...................          12,534            5,837
  Additional Paid-in Capital .................       2,114,329          971,902
  Retained Earnings (Deficit) ................      (2,363,312)        (952,130)
                                                   -----------      -----------

     Total Stockholders' Equity ..............         (31,117)         180,941
                                                   -----------      -----------

     Total Liabilities, and
       Stockholders' Equity ..................     $   225,641      $   469,863
                                                   ===========      ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
                AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF INCOME

                                                        For the Year Ended
                                                              July 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------

Sales, net of allowances
of $13,594 and $22,902 .......................     $ 1,287,419      $ 2,344,302
Cost of Sales ................................         507,496          711,271
                                                   -----------      -----------
     Gross Margin ............................         779,923        1,633,031

Selling & Marketing ..........................         620,274        1,607,917
Research & Development .......................          50,000            2,919
General & Administrative .....................       1,332,273          519,320
                                                   -----------      -----------

Net Income (Loss) from
    Operations ...............................      (1,222,624)        (497,125)
Other Income (Expense)
  Interest ...................................         (15,459)           7,500
                                                   -----------      -----------
Income (Loss) Before Income
  Taxes ......................................      (1,238,083)        (489,625)
Income Tax Benefit (Expense) .................         173,099           78,340
                                                   -----------      -----------

Net Income (Loss) ............................     $(1,411,182)     $  (411,285)
                                                   ===========      ===========

Earnings (Loss) Per Common Share:

  Basic & Diluted ............................     $     (0.17)     $     (0.09)
                                                   ===========      ===========

Weighted Average Shares Outstanding:

  Basic & Diluted ............................       8,208,625        4,638,884
                                                   ===========      ===========







     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
             AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                        For the Year Ended
                                                             July 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss) ..........................     $(1,411,182)     $  (411,285)
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Used in Operating Activities:

    Depreciation and Amortization ............          27,273           18,967
    Common Stock in exchange for Services ....       1,038,256           30,060
    Changes in Assets and
      Liabilities-
        Increase in Accounts Receivable ......          22,336          (12,083)
        Increase in Prepaid Expenses .........            (775)          55,518
        Increase in Inventory ................          59,626           (7,918)
        Increase in Other Assets .............         172,301          (80,509)
        Increase in Accounts Payable .........          48,848          (98,893)
        Increase in Accrued Liabilities ......         (57,083)         157,922
        Increase in Accrued Commissions ......         (17,517)         (97,576)
                                                   -----------      -----------
     Net Cash Provided by Operating
       Activities ............................        (117,917)        (445,797)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase Furniture and Equipment ...........            --             (1,375)
                                                   -----------      -----------

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
             AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                Increase (Decrease) in Cash and Cash Equivalents

                                                           For the Year Ended
                                                                July 31,
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred Stock ..................................     $  50,000     $    --
 Proceeds from Issuance of
  Common Stock ....................................        50,000        23,340
 Proceeds from Shareholder Loans ..................        34,456         4,500
                                                        ---------     ---------
     Net Cash Provided by
     Financing Activities .........................       134,456        27,840
                                                        ---------     ---------

NET INCREASE IN CASH AND CASH  EQUIVALENTS ........        16,539      (419,332)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ...............................          --         419,332
                                                        ---------     ---------

 CASH AND CASH EQUIVALENTS AT  END OF YEAR ........     $  16,539     $    --
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash Paid During the Year For:
    Interest                                            $  15,459     $      34
    Income Taxes                                        $     800     $     800

     During February and April 1998, pursuant to a top up provision of the agreement an additional 300,000 and 125,000 shares, respectively, were issued.

     During January 1999, 1,000,000 shares common stock were exchanged for patents.

     During 1998, 300,000 shares of common stock were issued pursuant to a settlement agreement.

     During June 1999, $35,869 in shareholder loans were converted to paid in capital.




     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Preferred Stock              Common                              Additional
                           ------------------------------------
                             AA       J                           Stock To        Common Stock           Paid-in      Retained
                                                                              ----------------------
                           Shares   Shares   Amount    Premium    Be Issued      Shares      Amount      Capital      Earnings
                           ------   ------   ------   ---------   ---------   -----------   --------   -----------   -----------
Balance July 31, 1997 ...     431     --       --     $ 155,332         300     3,578,010   $  3,578   $   920,461   $  (540,845)
Shares Issued For:
Conversion of Series A
 Preferred ..............     (10)    --       --          --          --         100,000        100          (100)         --
Employees ...............    --       --       --          --          --         434,000        434        42,966          --
Legal Settlement ........    --       --       --          --          (300)      300,000        300          --            --
Top-up agreement ........    --       --       --          --          --         425,000        425          (425)         --
Warrant Exercises .......    --       --       --          --          --       1,000,000      1,000         9,000          --

Net Loss Year Ended
 July 31, 1998 ..........    --       --       --          --          --            --         --            --        (411,285)
                           ------   ------   ------   ---------   ---------   -----------   --------   -----------   -----------

Balance July 31, 1998 ...     421     --       --       155,332        --       5,837,010      5,837       971,902      (952,130)
Shares Issued For:
Cash ....................    --        100     --        50,000        --         800,000        800        49,200          --
Consulting ..............    --       --       --          --          --       2,170,000      2,170       823,580          --
Conversion of Series AA .    --
 Preferred ..............    (135)    --       --          --          --       1,350,000      1,350        (1,350)
Conversion of Shareholder
 Loans ..................    --       --       --          --          --            --         --          35,868          --
Directors Fees ..........    --       --       --          --          --       1,100,000      1,100       108,900          --
Investor Relations ......    --       --       --          --          --          24,000         24        22,476          --
Medical Advisory Board ..    --       --       --          --          --          25,000         25        21,069          --
Promotion ...............    --       --       --          --          --          28,468         28         8,884          --
Research & Development ..    --       --       --          --          --         200,000        200        49,800          --
Patents .................    --       --       --          --          --       1,000,000      1,000        24,000          --

Net Loss Year Ended
 July 31, 1999 ..........    --       --       --          --          --            --         --            --      (1,411,182)
                           ------   ------   ------   ---------   ---------   -----------   --------   -----------   -----------

Balance July 31, 1999 ...     286      100   $ --     $ 205,332   $    --      12,534,478   $ 12,534   $ 2,114,329   $(2,363,312)
                           ======   ======   ======   =========   =========   ===========   ========   ===========   ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
          AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999, AND 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was first incorporated in the State of Nevada on June 12, 1990 as EEE-Hunter Associates, Inc. On July 27, 1995 the Company changed its domicile to the State of Texas and merged into a Texas Corporation EEE-Energy Consultants, Inc. Neither company had any operating activity. On July 2, 1996 the Company changed domicile to Nevada and on July 17, 1996 changed the name of the Company to Voyager Group USA-Brazil, Ltd. On July 21, 1999 the Company changed its name to The Voyager Group, Ltd.

     Also on July 17, 1996 the Company entered into an agreement with Voyager Group, Inc. (a Delaware Corporation) whereby the Company acquired 100% of the issued and outstanding stock of Voyager Group, Inc. in a tax-free corporate reorganization in exchange for the issuance of 375 shares of preferred series AA 1996 stock (convertible into 3,750,000 common shares) and 300,000 common shares. This transaction has been accounted for as a reverse purchase. Income and expense have been presented since the inception of the Delaware Company.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Voyager Group, Inc. and Earn@Home.Net. All significant inter-company accounts and transactions have been eliminated.

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

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
          AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999, AND 1998
                                   (Continued)


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

Earnings (Loss) Per Share

     The effect of outstanding common stock equivalents, including Convertible Preferred Stock Series AA and Series J are anti-dilutive for the years ended July 31, 1999 and 1998 and are thus not considered.

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
          AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999, AND 1998
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                       1999            1998
                                                    -----------     -----------
NUMERATOR
Net Loss .......................................    $(1,411,182)    $  (411,285)

Net Loss To Common Stockholders ................    $(1,411,182)    $  (411,285)
                                                    ===========     ===========

DENOMINATOR
Weighted Average Number of Common Shares .......      8,208,625       4,638,884
                                                    ===========     ===========

Concentration of Credit Risk

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

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
          AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999, AND 1998
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

     Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation.

NOTE 2 - PREFERRED STOCK

     On July 17, 1996 the Company created convertible Preferred Stock Series AA 1996, authorizing the issuance of 1,000 shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 10,000 shares of common stock per preferred share converted.

     On July 21, 1999 the Company created convertible Preferred Stock Series J-1999, authorizing the issuance of 100 shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 220,000 shares of common stock per preferred share converted. In the event of any voluntary or involuntary liquidation, the holders of Series J preferred stock are entitled to an amount equal to the net book value of the corporation plus all unpaid dividends, before any distributions to holders of Common Stock, Convertible Preferred Stock Series AA 1996 or any other series of preferred stock of the corporation by reason of any voluntary or involuntary liquidation, dissolution or winding up of the corporation unless each holder of series J will have received all amounts to which such series J holders are entitled. The preferred stock is entitled to vote 220,000 votes per preferred share.

     Convertible Preferred Stock Series J also includes a royalty certificate for each "Major Investor" (meaning investors owning over 10 shares of Series J preferred stock or common stock issued upon conversion thereof. The royalty certificates represent a perpetual royalty payment of four percent on or before the 15th of each month following the starting month when gross sales of the Company exceeds $120,000 per month.

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
          AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999, AND 1998
                                   (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS

     Mr. John Southerland, President and C.E.O. and Shareholder Mr. Marlen Johnson committed to a majority shareholders meeting on June 13 1999 to loan (if when and as needed) up to two hundred thousand dollars in the form of promissory notes. Also, on June 13, 1999 the parties agreed to purchase 100 shares of the Convertible Preferred Stock Series J for fifty thousand dollars. Subsequent to July 31, 1999, Mr. John Southerland President and Mr. Marlen Johnson purchased preferred stock series J for fifty thousand dollars and have loaned $107,387 to the Company in the form of promissory notes bearing interest at 7.5%. The notes mature on dates ranging from November 23, 1999 through January 17, 2000. Interest on these notes accrue but are not paid until maturity. In the event of default, the notes will bear interest at an alternative rate equal to an additional 2%.

     The Company Board of Directors authorized and organized the incorporation of a whole owned subsidiary call Earn @ Home. Net. The Interim Officers and Directors of whole owned subsidiary are Mr. John Southerland currently acting as Interim President Director and Mr. Michael Johnson acting as Interim Vice President, Secretary and Director in behalf of the Voyager. Voyager's Board of Directors in the near term will appoint officers and Directors to replace
Interim officers and Directors of Earn @ Home. Net Voyagers whole owned subsidiary Earn @ Home.Net was granted exclusive rights to present and future distributors list from July 21, 1999 to July 21, 2050 in exchange for 100 convertible preferred shares series J, convertible to 1,000,000 common shares of Earn @ Home. Net. As of July 31, 1999 Earn @ Home.Net has no other outstanding stock or commitments to issue stock.

     July 31, 1999 Voyager terminated a Agreement here stated below with former President Mr. William Clapham, "The Former President of the Company, provided the Company with the marketing distribution plans (uni-level and matrix network compensation program, commission payout structure, operations, and automated monthly ordering system), and proprietary formulas for dietary supplements (complex liquid essential vitamins, minerals, essential fatty acids, amino acid complex, suspension base of vegetable glycerin, purified water and aloe, liquid herbal extracts antioxidant formulas, encapsulated antioxidant formula), weight management formula, and natural hair care product formula. In exchange for the use of the formulas and marketing plans Mr. Clapham received minimum royalties of $20,000 per year with provisions for royalties of $6,000 per month when sales volume is greater than $2,000,000 per year and $10,000 per month when sales volume is greater than $6,000,000 per year".

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
          AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999, AND 1998
                                   (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

     Former executive officers on June 12, 1999 returned three million five hundred thousand of common stock to the company treasure under Nevada corporate law, Section 78.283 and a shareholder subsequent to July 31, 1999 returned three hundred thousand common shares to the company treasure.

NOTE 4 - RENT EXPENSE

     The company occupies certain sales offices under a noncancellable lease. This lease is for office space and expires September 20, 2000. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties. The current lease requires rental payments of $11,524.00 per year.

NOTE 5 - INCOME TAXES

     The Company is subject to corporate and state income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset at July 31, 1999 of $572,000 is comprised of the tax benefit of the net operating loss carryforward and the difference between financial accounting and tax depreciation.

     The Company has recorded net deferred income taxes in the accompanying consolidated balance sheets as follows:

                                                           1999          1998
Future deductible temporary differences related to
   reserves, accruals, and net operating losses ....    $ 572,000     $ 295,498

Valuation allowance ................................     (572,000)     (123,197)
                                                        ---------     ---------
Net deferred income tax ............................    $    --       $ 172,301
                                                        =========     =========

     As of July 31, 1999, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $2,300,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between July 31, 2011 and 2018. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years (for

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
          AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999, AND 1998
                                   (Continued)


NOTE 5 - INCOME TAXES (Continued)

years beginning before August 6, 1997, and 20 years after August 6, 1997. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $572,000 as of July 31, 1999, which includes $3,000 from the difference between financial accounting and tax depreciation and $569,000 from net operating loss carry forward. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

The components of the income tax (benefit) provision are as follows:

                                                             July 31,
                                                   ----------------------------
                                                     1999                1998
                                                   --------            --------
Current
 Federal ..............................            $   --              $   --
 State ................................                 800                 800
Deferred
 Federal ..............................             108,423             (48,371)
 State ................................              63,876             (30,769)
                                                   --------            --------
     Total ............................             173,099            $(78,340)
                                                   ========            ========

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income (loss) from continuing operations is as follows:

                                                   1999               1998
                                               --------------     -------------
Statutory federal income tax rate ........        (15.00)   %       (15.00)   %
State income taxes .......................         (8.84)   %        (8.84)   %
Other ....................................         37.82    %         7.84    %
                                               --------------     -------------
Effective income tax rate ................         13.98    %       (16.00)   %
                                               ==============     =============

                             THE VOYAGER GROUP, LTD
                   (Formerly VOYAGER GROUP USA-BRAZIL, LTD.),
          AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999, AND 1998
                                   (Continued)

NOTE 6 - SELECTED FINANCIAL DATA (unaudited)

The  following   tables  set  forth  certain   unaudited   quarterly   financial
information:

                                             Quarters Ended
                           -----------------------------------------------------
                             July 31,     April 30,    January 31,   October 31,
                           -----------   -----------   -----------   -----------
                               1999         1999          1999          1998
                           -----------   -----------   -----------   -----------
Income statement data:
Net sales ...............  $   255,762   $   358,579   $   361,409   $   311,669
Gross profit ............       44,140       255,535       288,558       191,690
Income (loss) from
  operations ............     (763,166)       76,819      (178,984)     (357,293)
Other income ............       (5,381)       (6,562)       (2,768)         (748)
                           -----------   -----------   -----------   -----------
 Income (loss) before tax     (768,547)       70,257      (181,752)     (358,041)
 Income tax (provision)
   benefit ..............     (247,529)         (200)       17,543        57,087
                           -----------   -----------   -----------   -----------
  Net income (loss) .....  $(1,016,076)  $    70,057   $  (164,209)  $  (300,954)
                           ===========   ===========   ===========   ===========

                                             Quarters Ended
                           -----------------------------------------------------
                             July 31,     April 30,    January 31,   October 31,
                           -----------   -----------   -----------   -----------
                               1998         1998          1998          1997
                           -----------   -----------   -----------   -----------
Income statement data:
Net sales ...............  $   385,255   $   454,076   $   632,669   $   872,302
Gross profit ............      264,549       318,498       441,510       608,474
Income (loss) from
  operations ............     (263,994)     (149,257)     (102,099)       18,225
Other income ............         (144)        1,345         2,880         3,419
                           -----------   -----------   -----------   -----------
 Income (loss) before tax     (264,138)     (147,912)      (99,219)      (21,644)
 Income tax (provision)
   benefit ..............        2,102        50,238        33,000         7,000
                           -----------   -----------   -----------   -----------
  Net income (loss) .....  $  (262,036)  $   (97,674)  $   (66,219)  $    14,644
                           ===========   ===========   ===========   ===========