Form 10QSB
period 1999-10-31
VOYAGER GROUP USA-BRAZIL LTD
filed 1999-12-15
CIK 1029262

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______



                         Commission file number: 0-21961

                             THE VOYAGER GROUP, LTD
        (Exact name of small business issuer as specified in its charter)



                        NEVADA                        860487709
             (State or other jurisdiction         (I.R.S. Employer
            of incorporation or organization)    Identification No.)


            6354 CORTE DEL ABETO, SUITE F CARLSBAD, CALIFORNIA 92009
               (Address of principal executive offices, Zip Code)


                                 (760) 603-0999
                (Issuer's telephone number, including area code)



The number of shares outstanding of the issuer's common stock as of October 31, 1999 was 16,263,478.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                             THE VOYAGER GROUP, LTD
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                 (Unaudited)
                                                  October 31,          July 31,
                                                      1999               1999
                                                   ---------          ---------

ASSETS

Current Assets:
 Cash ....................................         $  11,612          $  16,539
 Inventory ...............................            82,285            113,504
 Prepaid Expenses ........................            83,595              1,575
 Accounts Receivable .....................             7,754              6,536
                                                   ---------          ---------

   Total Current Assets ..................           185,246            138,154
                                                   ---------          ---------

Fixed Assets, at Cost:
 Furniture and Equipment .................           140,673            140,135
 Leasehold Improvements ..................             6,741              6,741
  Less - Accumulated
   Depreciation ..........................           (96,077)           (89,716)
                                                   ---------          ---------

                                                      51,337             57,160
                                                   ---------          ---------

Other Assets:
 Deferred Tax Benefit ....................              --                 --
 Deposits ................................            15,252              5,327
 Intangible Assets, Net ..................            24,554             25,000
                                                   ---------          ---------

   Total Other Assets ....................            39,806             30,327
                                                   ---------          ---------

   Total Assets ..........................         $ 276,389          $ 225,641
                                                   =========          =========

                             THE VOYAGER GROUP, LTD
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                  (Unaudited)
                                                   October 31,        July 31,
                                                      1999              1999
                                                   -----------      -----------
LIABILITIES AND STOCKHOLDERS
EQUITY

Current Liabilities:
 Accounts Payable ............................     $    62,607      $    80,630
 Accrued Liabilities .........................         137,151          142,107
 Accrued Commissions .........................          53,636           30,934
  Shareholder Loans ..........................         103,087            3,087
                                                   -----------      -----------

   Total Current Liabilities .................         356,481          256,758
                                                   -----------      -----------

Stockholders' Equity
 Preferred Stock, $.001 par value;
  Series J; 100 shares authorized,
   100 shares issued and
   outstanding ...............................            --               --
  Series AA 1996; 1,000 shares
   authorized, 521 and 855 shares
   issued and outstanding ....................               1                1
 Premium on Preferred Stock ..................         205,331          205,331
 Common Stock; $.001 par value;
  50,000,000 shares authorized;
  16,263,478 and 12,534,478 shares
  issued and outstanding October 31,
  and July 31, 1999, respectively ............          16,263           12,534
 Additional Paid-in Capital ..................       2,302,537        2,114,329
 Retained Earnings (Deficit) .................      (2,604,224)      (2,363,312)
                                                   -----------      -----------

   Total Stockholders' Equity ................         (80,092)         (31,117)
                                                   -----------      -----------

   Total Liabilities, and
    Stockholders' Equity .....................     $  (276,389)     $   225,641
                                                   ===========      ===========



     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VOYAGER GROUP, LTD
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                          (Unaudited)
                                                   For the Three Months Ended
                                                          October 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
Sales, net of allowances
of $1,981 and $13,594 ......................     $    206,913      $    311,669
Cost of Sales ..............................          105,325           119,979
                                                 ------------      ------------
   Gross Margin ............................          101,588           191,690

Selling & Marketing ........................          116,560           151,022
Research & Development .....................             --              50,000
General & Administrative ...................          222,249           347,961
                                                 ------------      ------------

Net Income (Loss) from
  Operations ...............................         (237,221)         (357,293)
Other Income (Expense)
 Interest ..................................           (3,491)             (748)
                                                 ------------      ------------
Income (Loss) Before Income
 Taxes .....................................         (240,712)         (358,041)
Income Tax Benefit (Expense) ...............             (200)           57,087
                                                 ------------      ------------

Net Income (Loss) ..........................     $   (240,912)     $   (300,954)
                                                 ============      ============

Earnings (Loss) Per Common Share:

 Basic & Diluted ...........................     $      (0.17)     $      (0.05)
                                                 ============      ============

Weighted Average Shares Outstanding:

 Basic & Diluted ...........................       14,398,978         5,954,586
                                                 ============      ============







     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VOYAGER GROUP, LTD
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                            (Unaudited)
                                                      For the Three Months Ended
                                                             October 31,
                                                      -------------------------
                                                         1999           1998
                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income (Loss) .............................      $(240,912)      $(300,954)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:

  Depreciation and Amortization ................          6,807           6,818
  Common Stock in exchange for Services ........        191,937         280,760
  Changes in Assets and
   Liabilities-
    Increase in Accounts Receivable ............         (1,218)         (2,614)
    Increase in Prepaid Expenses ...............        (82,020)         (3,169)
    Increase in Inventory ......................         31,219          25,409
    Increase in Other Assets ...................         (9,925)        (57,287)
    Increase in Accounts Payable ...............        (18,023)         19,896
    Increase in Accrued Liabilities ............         (4,956)         18,117
    Increase in Accrued Commissions ............         22,702          (6,476)
                                                      ---------       ---------
   Net Cash Provided by Operating
    Activities .................................       (104,389)        (19,500)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase Furniture and Equipment ..............           (538)           --
                                                      ---------       ---------

                             THE VOYAGER GROUP, LTD
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                Increase (Decrease) in Cash and Cash Equivalents



                                                             (Unaudited)
                                                      For the Three Months Ended
                                                              October 31,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred Stock .................................     $    --        $    --
 Proceeds from Issuance of
 Common Stock ....................................          --             --
 Proceeds from Shareholder Loans .................       100,000         19,500
                                                       ---------      ---------
   Net Cash Provided by
   Financing Activities ..........................       100,000          19500
                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........        (4,927)          --
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR ...............................        16,539           --
                                                       ---------      ---------

 CASH AND CASH EQUIVALENTS AT END OF YEAR ........     $  11,612      $    --
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash Paid During the Year For:
  Interest .......................................     $   3,491      $     748
  Income Taxes ...................................          --             --













     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VOYAGER GROUP, LTD
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1999


Basis of Presentation

           The unaudited interim consolidated financial information of The Voyager Group, Ltd. and Subsidiaries (the "Company" ) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of October 31, 1999, and results of operations for the three months ended October 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999. The results of operations for the three months ended October 31, 1999 may not be indicative of the results that may be expected for the fiscal year ending July 31, 2000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

General

           The Company develops and manufactures anti ageing, nutritional, weight and pain management products. The Company distributes its products through a network marketing system. As of October 31, 1999, the Company had approximately 4,000 current distributors in the United States. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period.

           The Company's four primary product lines consist of nutritional, anti ageing, weight and pain management products. Nutritional products accounted for approximately 80% of the Company's net sales for the quarter ended October 31, 1999. The Company's top selling products, represented approximately 40% respectively, of net sales for the three months ended October 31, 1999. No other products accounted for more than 5% of net sales during the first three months of 1999. The Company's weight management line includes a dietary low glycemic shake developed to provide a comprehensive approach to weight management, anti ageing, and pain management proper diet, nutrition and healthy living. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 3% of the Company's net sales for the three months ended October 31, 1999.

           Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials. The Company recognizes revenue when products are shipped and title passes to independent distributors. Sales in the United States accounted for 100% of the Company's sales during the three months ended October 31, 1999.

           Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of the Company's products and sales materials. For the three months ended October 31, 1999, products manufactured by the Company accounted for approximately 90% of its net sales.

           Selling & Marketing expenses consist primarily of distributor incentives. Distributor incentives are one of the Company's most significant expenses and represented 53% of net sales for the Three months ended October 31, 1999. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points.

           Each product sold by the Company is assigned a sales volume point value independent of the product's price. Distributors earn commissions based on sales volume points generated in their down-line. Generally, distributor kits, sales aids and logo merchandise, such as items of clothing, have no sales volume point value and therefore the Company pays no commissions on the sale of these items.

           The Company closely monitors the amount of distributor incentives paid as a percentage of net sales and may from time to time adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse effect on earnings, while continuing to maintain an appropriate incentive for its distributors.

           General and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, distributor events, promotion and advertising, and professional fees along with other administrative expenses. Wages and benefits and professional fees represent the largest component of general and administrative expenses. The Company will manage its human resources and associated infrastructure to current business activity levels. Professional fees for the quarter include incentives paid to new members of the Medical Advisory Board and the addition of a new investor/public relations advisor. Depreciation and amortization expense has increased as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion.

           The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the distributor base.

           The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, John Southerland, does not receive a salary, and the Company does not anticipate that Mr. Southerland will take a salary in the foreseeable future. However, if Mr. Southerland were to take a salary or other compensation, selling, general and administrative expenses would increase.

           Research and development expenses include costs incurred in developing new products, supporting and enhancing existing products and reformulating products for introduction in United States markets. The Company capitalizes product development costs after market feasibility is established. These costs are amortized as cost of sales over an average of 12 months, beginning with the month the products become available for sale. During the three months ended October 31, 1999, the Company had no research and development costs.

           The fiscal year end of the Company is July 31, 2000.

Results Of Operations

Quarters Ended October 31, 1999.

Net Sales

           Net sales for the three months ended October 31, 1999 decreased by approximately $105,000 or 33.6% compared to the same period 1998.

           The decrease in sales was due to a restructuring of independent distributors compensation plan, repricing products, formulation of novel, proprietary, patented and patent applied for products, and reformulation of certain existing products. Company management also during this period, added an executive team with over 18 years experience in the direct marketing industry replacing vacancies created by resignations of former executive officers. Management believes new products introductions in year 2000 will contributed to sales growth.

Cost of Sales

           Cost of sales for the three months ending October 31, 1999 decreased by approximately $15,000 or 12.2% compared to the same period 1998. As a percentage of sales, cost of sales increased from 38.5% to 50.9%.

           The increase in cost of sales as a percentage of net sales is attributable to the total reorganization of executive management team. Newly elected executives are completely overhauling the Company's human resources, technological communications, product order processing of customers, and increase in volume based efficiencies in production and procurement activities.

           The introduction of new products during the year 2000, in the opinion of management, will promote long-term growth, with a high distributor enrolment.

Selling & Marketing Expenses

           Selling and marketing expenses for the three months ended October 31, 1999 decreased by approximately $34,000 or 22.8% compared to the same period 1998. As a percentage of sales, selling and marketing expenses increased from 48.5% to 56.3%.

           The Company added a new level, or position, in the distributor compensation plan represents the earliest level in the Company's network marketing system eligible to receive incentives. The Company believes this new level will assist in distributor retention efforts by paying these distributors earlier on reduced down-line requirements. However, this level does pay at a lower rate than other levels in the Company's network marketing system.

Research and Development

           Research and development expenses for the three months ended October 31, 1999 decreased by approximately $50,000 or 100% compared to the same period 1998.

           The Company expects the impact of these factors on the Company's operating expenses to be reduced as a result of actions taken through on going Company restructuring.

           The Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

General and Administrative Expenses

           General and administrative expenses for the three months ended October 31, 1999 decreased by approximately $126,000 or 36.1% compared to the same period 1998. As a percentage of sales, general and administrative expenses decreased from 111.6% to 107.4%. The decrease in, general and administrative expenses can be attributed to lower professional fees.

           The Company expects the impact of general and administrative expenses to be reduced as a result of actions taken through Company restructuring.

Net Earnings (Loss)

           Operations coupled with the restructuring yielded a net loss of approximately $241,000 for the quarter ended October 31 1999. Net earnings for the quarter of the prior year totaled approximately $348,000. Loss per share increased $0.12 to a net per share loss of $0.17 for the first quarter of fiscal 1999 from a loss per share of $0.05 for the comparable quarter in 1998. The increased loss per share can be attributed to the significantly increased number of shares outstanding.

Liquidity and Capital Resources

           The President, C.E.O. and shareholders have committed to funding required working capital necessary for the Company. Funding during the quarter ended October 31, 1999 was for infrastructure such as communication and computer systems. There are no formal contractual commitments between the Company and these parties for capital, lines of credit or similar short-term borrowings.

           It is anticipated that the year 2000 should expand current sales and increased distributors membership through the introduction of new products and distributor services which should exceed the Company's working capital requirements for the next fiscal year.

           The decrease in liquidity during the quarter was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. For the three months ended October 31, 1999, operating activities used cash of approximately $104,000 as compared to net cash used of $20,000 for 1998.

           Financing activities provided $100,000 for the three months ended October 31,1999 compared to $20,000 for same period 1998. The increase in cash flow from financing activities was from $100,000 loaned to the Company by shareholders of the Company in the form of promissory notes.

           The President, C.E.O. believes that its current cash balances, the available line of credit and cash provided by operations is sufficient to cover its needs in the ordinary course of business for the next 8 months. If the Company experiences unusual capital requirements to completely the new infra structure and communication systems, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. The Company may attempt to raise additional financing through the sale of its equity securities in the form of preferred stock or loans to finance future growth of the Company. Any financing, which involves the sale of equity securities and loans in the form of short-term instruments convertible into such securities, could result in immediate dilution to existing shareholders.

           On October 31, 1999 the Company was in a negative approximately $171,000 net working capital position compared to a negative position of approximately $119,000 at July 31, 19999. The change in net working capital during the quarter was primarily the result of short-term shareholder loans to the Company of $100,000 during this period. This use of working capital for short term purposes will provide earnings per share benefits in future periods.

           The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

Year 2000 Issues

           The Company is aware of the risks associated with the operation of information technology and non-information technology systems as the millennium (year 2000) approaches. The "Year 2000 problem" is pervasive and complex, with the possibility that it will affect many technology systems and is the result of the rollover of the two digit year value from "99" to "00". Systems that have date- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

           The Company continues to assess its state of readiness and the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The assessment includes an evaluation of the costs to the Company to correct Year 2000 problems related to its own systems, which, if uncorrected, could have a material adverse effect on the business, financial condition or results of operations of the Company. As a part of this assessment, the Company is also determining the known risks related to the consequences of failure to correct any Year 2000 problems identified by the Company and contingency plans, if any, that should be adopted by the Company should any identified Year 2000 problems not be corrected. The Company will use, if necessary, both internal and external resources to reprogram, or replace and test its software for Year 2000 acceptability. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems. Based on completed assessments of internal risks, the expenditures to date have been immaterial and have involved primarily the time of an employee assigned to coordinate Year 2000 assessments in the Company and the replacement or updating of certain non-critical computer systems and software packages to resolve identified problems.

           Independent of the Year 2000 problem, the Company determined in late 1997 that the purchase and installation of an Enterprise Resource Planning system (ERP system) could assist in achieving overall efficiencies. The ERP system will replace all of the Company's existing resource planning systems except for the Distribution System. The Company has begun installing the ERP system and expects the installation to be complete during the Q Two of 2000. The third- party vendor of the ERP system has certified that its software is Year 2000 compliant according to the Information Technology Association of America. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues related to its primary internal business information systems. The Company will integrate a new Distribution System, which will be Year 2000 compliant, with the new ERP system. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant.

           The Company is presently not aware of any Year 2000 issues that have been encountered by any third party, which could materially affect the Company's operations. Based on the most recent assessment of its own readiness and that of its business partners, the Company does not anticipate any material interruption to its business as a result of the Year 2000 change. The implementation of the new order entry system at the end of the fiscal year will provide for a natural backup to the existing system, should problems develop in the current software used for this function. The Company believes that its safety stock of inventory at the end of calendar 1999 will be sufficient to allow for the alternative sourcing of key ingredients if Year 2000 or other problems result in a disruption in supply. The Company has obtained statements of readiness or commitments to be ready from more than 80% of its trading partners. The Company is diligently pursuing a commitment from trading partners that have not yet responded. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

Inflation

           The Company does not believe that inflation has had a material impact on its historical operations or profitability.

Seasonality

           The Company believes that the impact of seasonality on its results of operations is not material, although historically, growth has been slower in the First Quarter of each year. This could change as new markets are opened and become a more significant part of the Company's business.

Forward-Looking Statements

           The statements contained in this Report on Form 10-Q that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and
Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors. " The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

           o The Company's dependence upon a network marketing system to distribute its products;

           o          Activities of its independent distributors;

           o          Rigorous   government   scrutiny   of  network   marketing
                      practices;

           o          Potential   effects   of   adverse   publicity   regarding
                      nutritional supplements or the network marketing industry;

           o          Reliance  on  key  management  personnel,   including  the
                      Company's President, Chief Executive Officer and Chairman of the Board of Directors, Mr. John Southerland.

           o Extensive government regulation of the Company's products and manufacturing;

           o The possible adverse effects of increased distributor incentives as a percentage of net sales;

           o          The Company's reliance on information technology;

           o The loss of product market share or distributors to competitors;

           o Potential adverse effect of taxation and transfer pricing regulation or exchange rate fluctuations or

           o The Company's inability or failure to identify and to manage its Year 2000 risks.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

           The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 2.  Changes in Securities

           During August 1999, the Company issued 122,000 shares in exchanged for Medical consulting, public relations and warehousing costs.

           During September 1999, the Company issued 20,000 shares in exchange for website development and maintenance.

           During October 1999, the Company issued 247,000 shares in exchange for public relations services.

Item 3.  Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           (a)       Exhibits

           The following exhibits are included as part of this report:

Exhibit
Number     Exhibit
--------------------------------------------------------------------------------
3.1        Articles of Incorporation and By-Laws of EEE-Energy Consultants, Inc.
           (Formerly EEE-Hunter Associates, Inc.) (1)
4.1        Purchase Agreement --Convertible Preferred Stock Series J (2)
4.2        Convertible Preferred Series J - Designation of Rights (2)
4.3        Investor Rights Agreement (2)
23.1       Consent of Robison, Hill & Co. (1)
27.1       Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB/A Amendment #2 filed on November 20, 1997.
(2) Incorporated by reference to the Registrant's annual report on Form 10-KSB filed on November 12, 1999.

           (b) The Company did not file a report on Form 8-K during the three months ended October 31, 1999.


                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             The Voyager Group, Ltd.
                                  (Registrant)


Date:    December 15, 1999              By:  /S/ John Southerland
     -------------------------------       ------------------------------------
                                            John Southerland, President, C.E.O.
                                            (Principal Executive and Accounting
                                             Officer)