Form 10QSB
period 2000-01-31
VOYAGER INTERNET GROUP COM
filed 2000-03-16
CIK 1029262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______



                         COMMISSION FILE NUMBER: 0-21961

                           VOYAGER INTERNET GROUP.COM
        ----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



              NEVADA                                            86-0487709
----------------------------------                           ------------------
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


            6354 CORTE DEL ABETO, SUITE F CARLSBAD, CALIFORNIA 92009
            --------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

                                 (760) 603-0999
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        FORMERLY THE VOYAGER GROUP, LTD.
                        --------------------------------
                                  (FORMER NAME)

The number of shares outstanding of the issuer's common stock as of February 1, 2000 was 9,231,413.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                   (Unaudited)
                                                   January 31,         July 31,
                                                      2000              1999
                                                    ---------         ---------

ASSETS

Current Assets:
 Cash ......................................        $    --           $  16,539
 Inventory .................................          129,679           113,504
 Prepaid Expenses ..........................           81,225             1,575
 Accounts Receivable .......................            4,453             6,536
                                                    ---------         ---------

   Total Current Assets ....................          215,357           138,154
                                                    ---------         ---------

Fixed Assets, at Cost:
 Furniture and Equipment ...................          233,821           140,135
 Leasehold Improvements ....................            6,741             6,741
  Less - Accumulated

   Depreciation ............................         (106,148)          (89,716)
                                                    ---------         ---------

                                                      134,414            57,160
                                                    ---------         ---------

Other Assets:
 Deposits ..................................            6,752             5,327
 Intangible Assets, Net ....................           24,107            25,000
                                                    ---------         ---------

   Total Other Assets ......................           30,859            30,327
                                                    ---------         ---------

   Total Assets ............................        $ 380,630         $ 225,641
                                                    =========         =========

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                     (Unaudited)
                                                     January 31,      July 31,
LIABILITIES AND STOCKHOLDERS' EQUITY .............      2000           1999
                                                     -----------    -----------

Current Liabilities:
 Accounts Payable ................................   $   106,527    $    80,630
 Accrued Liabilities .............................       121,412        142,107
 Accrued Commissions .............................        22,138         30,934
 Current Portion Lease Obligation ................        25,814           --
 Shareholder Loans ...............................       189,870          3,087
                                                     -----------    -----------

   TOTAL CURRENT LIABILITIES .....................       465,761        256,758
                                                     -----------    -----------

Long Term Lease Obligations ......................        47,655           --
                                                     -----------    -----------

   Total Liabilities .............................       513,416        256,758
                                                     -----------    -----------

Stockholders' Equity
 Preferred Stock, $.001 par value;
  Series J; 100 shares authorized,
   issued and outstanding ........................          --             --
  Series AA 1996; 1,000 shares
   authorized, 449 and 855 shares
   issued and outstanding ........................          --                1
 Premium on Preferred Stock ......................       119,666        205,331
 Common Stock; $.001 par value;
  50,000,000 shares authorized;
  4,806,413 and 2,089,080 shares
  issued and outstanding January 31, 2000
  and July 31, 1999, respectively ................         4,806          2,089
 Common Stock Held in Trust To Be Issued .........      (281,200)          --
 Additional Paid-in Capital ......................     2,736,761      2,124,774
 Retained Deficit ................................    (2,712,819)    (2,363,312)
                                                     -----------    -----------

   Total Stockholders' Equity ....................      (132,786)       (31,117)
                                                     -----------    -----------

   Total Liabilities, and Stockholders' Equity ...   $   380,630    $   225,641
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                             (Unaudited)                 (Unaudited)
                                     For the Three Months Ended   For the Six Months Ended
                                              January 31,                 January 31,
                                      -------------------------   -------------------------
                                          2000          1999          2000          1999
                                      -----------   -----------   -----------   -----------

Sales, Net .........................  $   169,534   $   361,409   $   376,447   $   673,078
Cost of Sales ......................       64,401        72,851       169,726       192,830
                                      -----------   -----------   -----------   -----------
     Gross Margin ..................      105,133       288,558       206,721       480,248

Selling & Marketing ................       70,497       186,192       187,057       337,214
Research & Development .............         --            --            --          50,000
General & Administrative ...........      134,218       631,350       356,467       979,311
                                      -----------   -----------   -----------   -----------
     Total Expenses ................      204,715       817,542       543,524     1,366,525

Operating Loss .....................      (99,582)     (528,984)     (336,803)     (886,277)
Other Income (Expense)
 Interest ..........................       (8,812)       (2,768)      (12,303)       (3,516)
                                      -----------   -----------   -----------   -----------

Loss Before Income Taxes ...........     (108,394)     (531,752)     (349,106)     (889,793)
Income Tax Benefit (Expense) .......         (200)       97,244          (400)      154,331
                                      -----------   -----------   -----------   -----------

Net Loss ...........................  $  (108,594)     (434,508)     (349,506)     (735,462)
                                      ===========   ===========   ===========   ===========

Earnings (Loss) Per Common Share:

 Basic & Diluted ...................  $     (0.04)  $     (0.34)  $     (0.14)  $     (0.65)
                                      ===========   ===========   ===========   ===========

Weighted Average Shares Outstanding:

 Basic & Diluted ...................    2,772,265     1,284,235     2,461,515     1,138,333
                                      ===========   ===========   ===========   ===========








The accompanying notes are an integral part of these consolidated financial statements.

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                               (Unaudited)
                                                       For the Six Months Ended
                                                                January 31,
                                                       ------------------------
                                                            2000           1999
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income (Loss) ...............................     $(349,506)     $(735,462)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:

  Depreciation and Amortization ..................        17,326         13,636
  Common Stock in exchange for Services ..........       247,838        774,844
  Changes in Assets and
   Liabilities-
    Increase in Accounts Receivable ..............         2,083         (2,175)
    Increase in Prepaid Expenses .................       (79,650)          --
    Increase in Inventory ........................       (16,175)        17,450
    Increase in Other Assets .....................        (1,425)      (154,732)
    Increase in Accounts Payable .................        25,897        (17,178)
    Increase in Accrued Liabilities ..............       (17,465)        86,741
    Increase in Accrued Commissions ..............        (8,795)        (4,624)
                                                       ---------      ---------
   Net Cash Provided by Operating
    Activities ...................................      (179,872)       (21,500)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase Furniture and Equipment ................       (93,686)          --
                                                       ---------      ---------

                           VOYAGER INTERNET GROUP.COM
                       (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                Increase (Decrease) in Cash and Cash Equivalents

                                                              (Unaudited)
                                                        For the Six Months Ended
                                                               January 31,
                                                        ------------------------
                                                           2000           1999
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Long Term Debt .....................     $  82,412      $    --
 Principal Payments on Long Term Debt .............        (8,943)          --
 Proceeds from Shareholder Loans ..................       183,550         21,500
                                                        ---------      ---------
   Net Cash Provided by
   Financing Activities ...........................       257,019         21,500
                                                        ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........       (16,539)          --
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR ................................        16,539           --
                                                        ---------      ---------

 CASH AND CASH EQUIVALENTS AT END OF YEAR .........     $    --        $    --
                                                        =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash Paid During the Year For:
  Interest ........................................     $   8,872      $   2,768
  Income Taxes ....................................     $     800      $    --













The accompanying notes are an integral part of these consolidated financial statements.

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JANUARY 31, 2000


BASIS OF PRESENTATION

         The unaudited interim consolidated financial information of Voyager Internet Group.Com (formerly The Voyager Group, Ltd.) and Subsidiaries (the "Company" ) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2000, and results of operations for the three and six months ended January 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999. The results of operations for the three and six months ended January 31, 2000 may not be indicative of the results that may be expected for the fiscal year ending July 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

         The Company develops and manufactures anti ageing, nutritional, weight and pain management products. The Company distributes its products through a network marketing system. As of January 31, 2000, the Company had approximately 4,000 current distributors in the United States. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period.

         The Company's four primary product lines consist of nutritional, anti ageing, weight and pain management products. Nutritional products accounted for approximately 95% of the Company's net sales for the quarter ended January 31, 2000. No single products accounted for more than 10% of net sales during the first three and six months of 2000. The Company's weight management line includes a dietary low glycemic shake developed to provide a comprehensive approach to weight management, anti ageing, and pain management proper diet, nutrition and healthy living. In addition to its primary product lines, the Company also sells sales aids, which accounted for approximately 5% of the Company's net sales for the three and six months ended January 31, 2000.

         Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials. The Company recognizes revenue when products are shipped and title passes to independent distributors. Sales in the United States accounted for 100% of the Company's sales during the three and six months ended January 31, 2000.

         Cost of sales primarily consists of expenses related to product costs, labor, quality assurance and overhead directly associated with the procurement of the Company's products and sales materials.

         Selling & Marketing expenses consist primarily of distributor incentives. Distributor incentives are one of the Company's most significant expenses and represented 20% and 38%, respectively of net sales for the three and six months ended January 31, 2000. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points.

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

         Research and development expenses include costs incurred in developing new products, supporting and enhancing existing products and reformulating products for introduction in United States markets. The Company capitalizes product development costs after market feasibility is established. These costs are amortized as cost of sales over an average of 12 months, beginning with the month the products become available for sale. During the three and six months ended January 31, 2000, the Company had no research and development costs.

         The fiscal year end of the Company is July 31, 2000.

RESULTS OF OPERATIONS

Quarters Ended January 31, 2000.

NET SALES

         Net sales for the three months ended January 31, 2000 decreased by approximately $192,000 or 53.1% and compared to the same period 1999.

         Net sales for the six months ended January 31, 2000 decreased by approximately $297,000 or 44.1% and compared to the same period 1999.

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

COST OF SALES

         Cost of sales for the three months ending January 31, 2000 decreased by approximately $8,000 or 11.6% compared to the same period 1999. As a percentage of sales, cost of sales increased from 20.2% to 38%.

         Cost of sales for the six months ending January 31, 2000 decreased by approximately $23,000 or 12% compared to the same period 1999. As a percentage of sales, cost of sales increased from 28.7% to 45.1%.

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

SELLING & MARKETING EXPENSES

         Selling and marketing expenses for the three months ended January 31, 2000 decreased by approximately $116,000 or 62.1% compared to the same period 1999. As a percentage of sales, selling and marketing expenses decreased from 51.5% to 41.6%.

         Selling and marketing expenses for the six months ended January 31, 2000 decreased by approximately $150,000 or 44.5% compared to the same period 1999. As a percentage of sales, selling and marketing expenses decreased from 50.1% to 49.7%.

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

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three and six months ended January 31, 2000 decreased by approximately $50,000 or 100% compared to the same period 1999.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended January 31, 2000 decreased by approximately $497,000 or 78.7% compared to the same period 1999. As a percentage of sales, general and administrative expenses decreased from 174.7% to 79.2%. The decrease in, general and administrative expenses can be attributed to lower professional fees.

         General and administrative expenses for the six months ended January 31, 2000 decreased by approximately $623,000 or 63.6% compared to the same period 1999. As a percentage of sales, general and administrative expenses decreased from 145.5% to 94.7%. The decrease in, general and administrative expenses can be attributed to lower professional fees.

         The Company expects the impact of general and administrative expenses to be reduced as a result of actions taken through Company restructuring.

NET EARNINGS (LOSS)

         Operations coupled with the restructuring yielded a net loss of approximately $109,000 and $350,000 for the three and six months ended January 31, 2000. Net losses for the comparable periods of the prior year totaled approximately $435,000 and $735,000. Loss per share (as adjusted for the 6 to 1 reverse stock split) decreased $0.30 to a net per share loss of $0.04 for the second quarter of fiscal 2000 from a loss per share of $0.34 for the comparable quarter in 1999. Loss per share (as adjusted for the 6 to 1 reverse stock split) decreased $0.51 to a net per share loss of $0.14 for the first six months of fiscal 2000 from a loss per share of $0.65 for the comparable quarter in 1999. The decreased loss per share can be attributed to the decreased net loss and the increased number of shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The President, C.E.O. and shareholders have committed to funding required working capital necessary for the Company. Funding during the two quarters ended January 31, 2000 was for infrastructure such as communication and computer systems. There are no formal contractual commitments between the Company and these parties for capital, lines of credit or similar short-term borrowings.

         It is anticipated that the year 2000 should expand current sales and increased distributors membership through the introduction of new products and distributor services which should exceed the Company's working capital requirements for the next fiscal year.

         The decrease in liquidity during the quarter was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. For the six months ended January 31, 2000, operating activities used cash of approximately $180,000 as compared to net cash used of $22,000 for 1999.

         Investing activities used $94,000 for the six months ended January 31,2000 compared to $-0- for same period 1999. The decrease in cash flow from investing activities was from the purchase of furniture and equipment.

         Financing activities provided $257,000 for the six months ended January 31, 2000 compared to $22,000 for same period 1999. The increase in cash flow from financing activities was from $184,000 loaned to the Company by shareholders of the Company in the form of promissory notes, and $82,000 ($73,000 net of repayments) from capital leases.

         The President, C.E.O. believes that its current cash balances, the available line of credit and cash provided by operations is sufficient to cover its needs in the ordinary course of business for the next 8 months. If the Company experiences unusual capital requirements to complete the new infra structure and communication systems, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. The Company may attempt to raise additional financing through the sale of its equity securities in the form of preferred stock or loans to finance future growth of the Company. Any financing, which involves the sale of equity securities and loans in the form of short-term instruments convertible into such securities, could result in immediate dilution to existing shareholders.

         On January 31, 2000 the Company was in a negative approximately $250,000 net working capital position compared to a negative position of approximately $119,000 at July 31, 2000. The change in net working capital during the quarter was primarily the result of short-term shareholder loans to the Company of $184,000 during this period. This use of working capital for short term purposes will provide earnings per share benefits in future periods.

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

Forward-Looking Statements

         The statements contained in this Report on Form 10-Q that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and
Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward- looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors. " The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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

ITEM 2.  CHANGES IN SECURITIES

         During November 1999, the Company issued 50,000 shares in exchanged for computer and

         Web consulting, development, system setup, and maintenance costs. During January 2000, the Company issued 2,000,000 shares held in trust for future distributor incentives.

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

         (b) The Company did not file a report on Form 8-K during the three months ended January 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VOYAGER INTERNET GROUP.COM
                           --------------------------
                                  (Registrant)


DATE:    MARCH 16, 2000          BY:      /S/
     ----------------------         --------------------------------------------
                                     John Southerland, President, C.E.O.
                                    (Principal Executive and Accounting Officer)