Form 10QSB
period 2000-04-30
VOYAGER INTERNET GROUP COM
filed 2000-06-14
CIK 1029262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

                         COMMISSION FILE NUMBER: 0-21961

                           VOYAGER INTERNET GROUP.COM
                           --------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                     NEVADA                            76-0487709
              -----------------------------------------------------
            (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
             OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

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

The number of shares outstanding of the issuer's common stock as of April 30, 2000 was 9,869,555.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                   April 30,           July 31,
                                                      2000               1999
                                                  -----------         ---------
ASSETS
Current Assets:
 Cash ...................................         $      --           $  16,539
 Inventory ..............................                --             113,504
 Prepaid Expenses .......................                --               1,575
 Accounts Receivable ....................                --               6,536
                                                  -----------         ---------

   Total Current Assets .................                --             138,154
                                                  -----------         ---------
Fixed Assets, at Cost:
 Furniture and Equipment ................                --             140,135
 Leasehold Improvements .................                --               6,741
  Less - Accumulated

   Depreciation .........................                --             (89,716)
                                                  -----------         ---------

                                                         --              57,160
                                                  -----------         ---------
Other Assets:
 Deposits ...............................                --               5,327
 Intangible Assets, Net .................                --              25,000
                                                  -----------         ---------

   Total Other Assets ...................                --              30,327
                                                  -----------         ---------

   Total Assets .........................         $      --           $ 225,641
                                                  ===========         =========

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                    (Unaudited)
                                                      April 30,       July 31,
                                                        2000           1999
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable ................................   $      --      $    80,630
 Accrued Liabilities .............................          --          142,107
 Accrued Commissions .............................          --           30,934
 Current Portion Lease Obligation ................          --             --
 Shareholder Loans ...............................          --            3,087
                                                     -----------    -----------

   Total Current Liabilities .....................          --          256,758
                                                     -----------    -----------

Long Term Lease Obligations ......................          --             --
                                                     -----------    -----------

   Total Liabilities .............................          --          256,758
                                                     -----------    -----------

Stockholders' Equity
 Preferred Stock, $.001 par value;
  Series J; 100 shares authorized,
   issued and outstanding ........................          --             --
  Series AA 1996; 1,000 shares
   authorized, 8.5 and 855 shares
   issued and outstanding ........................          --                1
 Premium on Preferred Stock ......................        51,320        205,331
 Common Stock; $.001 par value;
  50,000,000 shares authorized;
  9,869,555 and 2,089,080 shares
  issued and outstanding April 30, 2000
  and July 31, 1999, respectively ................         9,870          2,089
 Additional Paid-in Capital ......................        43,148      2,124,774
 Retained Deficit ................................      (104,338)    (2,363,312)
                                                     -----------    -----------

   Total Stockholders' Equity ....................          --          (31,117)
                                                     -----------    -----------

   Total Liabilities, and Stockholders' Equity ...   $      --      $   225,641
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                            (Unaudited)                  (Unaudited)
                                    For the Three Months Ended    For the Nine Months Ended
                                             April 30,                     April 30,
                                    --------------------------    --------------------------
                                       2000           1999           2000           1999
                                    -----------    -----------    -----------    -----------

Sales, Net ......................   $    94,568    $   358,579    $   471,015    $ 1,031,657
Cost of Sales ...................        99,194        103,044        193,262        295,874
                                    -----------    -----------    -----------    -----------
     Gross Margin ...............        (4,626)       255,535        277,753        735,783

Selling & Marketing .............        41,470        170,367        228,527        507,581
Research & Development ..........          --             --             --           50,000
General & Administrative ........        59,171          8,349        491,296        637,660
                                    -----------    -----------    -----------    -----------
     Total Expenses .............       100,641        178,716        719,823      1,195,241

Operating Loss ..................      (105,267)        76,819       (442,070)      (459,458)
Other Income (Expense)
 Interest .......................        (8,549)        (6,562)       (20,852)       (10,078)
                                    -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes      (113,816)        70,257       (462,922)      (469,536)
Income Tax Benefit (Expense) ....          (200)          (200)          (600)        74,430
                                    -----------    -----------    -----------    -----------

Net Income (Loss) ...............   $  (114,016)   $    70,057    $  (463,522)   $  (395,106)
                                    ===========    ===========    ===========    ===========

Earnings (Loss) Per Common Share:
 BASIC ..........................         (0.01)          0.04          (0.09)         (0.30)
                                    ===========    ===========    ===========    ===========
 Diluted ........................                         0.03
                                                   ===========

Weighted Average Shares Outstanding:

 Basic                                9,397,962      1,721,866      5,003,314      1,309,338
 Diluted                                             2,393,532


The accompanying notes are an integral part of these consolidated financial statements.

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                             (Unaudited)
                                                      For the Nine Months Ended
                                                              April 30,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income (Loss) .............................      $(463,522)      $(395,106)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:

  Depreciation and Amortization ................         36,305          20,455
  Common Stock in exchange for Services ........        269,721         443,750
  Changes in Assets and
   Liabilities-
    Increase in Accounts Receivable ............         (3,526)         (6,158)
    Increase in Prepaid Expenses ...............        (60,171)         (3,000)
    Increase in Inventory ......................        (13,610)         10,610
    (Increase) Decrease in Other Assets ........          4,825         (75,030)
    Increase in Accounts Payable ...............          7,240         (11,995)
    Increase in Accrued Liabilities ............        (12,473)        (45,904)
    Increase in Accrued Commissions ............        (16,882)        (10,990)
                                                      ---------       ---------
   Net Cash Provided by Operating

    Activities .................................       (252,093)        (73,368)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase Furniture and Equipment ..............        (97,662)           --
                                                      ---------       ---------

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                Increase (Decrease) in Cash and Cash Equivalents

                                                             (Unaudited)
                                                      For the Nine Months Ended
                                                              April 30,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Long Term Debt .....................    $  82,412      $    --
 Principal Payments on Long Term Debt .............      (12,746)          --
 Proceeds from Issuance of Common Stock ...........         --           50,000
 Proceeds from Shareholder Loans ..................      263,550         23,368
                                                       ---------      ---------
   Net Cash Provided by

   Financing Activities ...........................      333,216         73,368
                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........      (16,539)          --
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR ................................       16,539           --
                                                       ---------      ---------

 CASH AND CASH EQUIVALENTS AT END OF YEAR .........    $    --        $    --
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash Paid During the Year For:

  Interest ........................................    $  17,760      $  10,078
  Income Taxes ....................................    $     800      $    --




The accompanying notes are an integral part of these consolidated financial statements.

                           VOYAGER INTERNET GROUP.COM
                        (Formerly The Voyager Group, Ltd)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2000


BASIS OF PRESENTATION

           The unaudited interim consolidated financial information of Voyager Internet Group.Com (formerly The Voyager Group, Ltd.) and Subsidiaries (the "Company" ) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2000, and results of operations for the three and nine months ended April 30, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999. The results of operations for the three and nine months ended April 30, 2000 may not be indicative of the results that may be expected for the fiscal year ending July 31, 2000.

CORPORATE REORGANIZATION

On March 31, 2000, the Company completed a tax free reorganization whereby the company did spin-off of its wholly owned subsidiary Voyager Group Inc. In accordance with the reorganization, shareholders of record as of March 31, 2000 shall receive one share of Voyager Group Inc. stock for each share of the Company's stock held on March 31, 2000.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

On March 31, 2000, Voyager Internet Group.Com (the "Company") completed a tax free reorganization whereby the company did spin-off of its wholly owned subsidiary Voyager Group Inc. These unaudited pro forma condensed statements of operations are based on the April 30, 2000 unaudited financial statements of the Company contained elsewhere herein, giving effect to the transaction. The unaudited pro forma condensed statement of operations presents the results of operations of the Surviving Corporation, assuming the reorganization was completed on August 1, 1999.

In accordance with the reorganization, shareholders of record as of March 31, 2000 shall receive one share of Voyager Group Inc. stock for each share of the Company's stock held on March 31, 2000.

The unaudited pro forma condensed statements of operations have been prepared by management of the Company based on the financial statements included elsewhere herein. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and the historical financial information of the Company (including the notes thereto) included in this Form 10-QSB Quarterly Report. See "Item 1. Financial Statements."

                               UNAUDITED PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2000

                                    Voyager
                                    Internet     Pro Forma          Pro Forma
                                   Group.Com     Adjustments          Balance
                                  -----------    -----------        -----------

Revenues ....................     $   471,015    $  (471,015)   A   $      --
Loss From Operations ........        (442,070)       442,070    A          --
Net Loss ....................        (463,522)       463,522    A          --
                                  ===========    ===========        ===========

Loss per share                    $     (0.09)   $      0.09    A   $      --
                                  ===========    ===========        ===========


                               UNAUDITED PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED APRIL 30, 1999

                                    Voyager
                                    Internet     Pro Forma          Pro Forma
                                   Group.Com     Adjustments          Balance
                                  -----------    -----------        -----------

Revenues                          $ 1,031,657    $(1,031,657)   A   $      --
Income From Operations               (459,458)       459,458    A          --
Net Loss                          $  (395,106)   $   395,106    A          --
                                  ===========    ===========        ===========

Loss per share                    $     (0.30)   $      0.30    A   $      --
                                  ===========    ===========        ===========










See  accompanying   notes  to  unaudited  pro  forma  condensed   statements  of
operations.

                          NOTES TO UNAUDITED PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(1)        PRO FORMA ADJUSTMENTS

           The adjustments to the accompanying unaudited pro forma condensed statements of operations are described below:

           (A) To eliminate operations of Voyager Group Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. As of March 31, 2000, the Company engaged in a corporate restructuring and spin-off of its wholly owned subsidiary Voyager Group, Inc., and did thereby spin-off all its operations.

           Subsequent to the spin-off, the Company intends to expand the company's presence in the B-2-B (Business-to-Business e-commerce sector. The company will focus on gaining market share by incubating a network of B-2-B e-commerce companies with the intent on becoming a premier B-2-B e-commerce community. The Company's B-2-B e-commerce will assist corporate customers in streamlining operations and reducing Selling General & Administrative Costs by putting processes online. The Company's Internet B-2-B community will increase corporate efficiencies by supporting or conducting transactions on line, facilitate interaction and transactions among business and professionals through their Community.

           The following discussion relates in its majority to the operations of the companies subsidiary during the period prior March 31, 2000, the date of the reorganization.

GENERAL

           The Company develops and manufactures anti ageing, nutritional, weight and pain management products. The Company distributes its products through a network marketing system. On January 31, 2000, the Company had approximately 4,000 current distributors in the United States. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period.

           The Company's four primary product lines consist of nutritional, anti ageing, weight and pain management products. Nutritional products accounted for approximately 95% of the Company's net sales for the quarter ended April 30, 2000. No single products accounted for more than 10% of net sales during the first three and nine months of 2000. The Company's weight management line includes a dietary low glycemic shake developed to provide a comprehensive approach to weight management, anti ageing, and pain management proper diet, nutrition and healthy living. In addition to its primary product lines, the Company also sells sales aids, which accounted for approximately 5% of the Company's net sales for the three and nine months ended April 30, 2000.

           Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials. The Company recognizes revenue when products are shipped and title passes to independent distributors. Sales in the United States accounted for 100% of the Company's sales during the three and nine months ended April 30, 2000.

           Cost of sales primarily consists of expenses related to product costs, labor, quality assurance and overhead directly associated with the procurement of the Company's products and sales materials.

           Selling & Marketing expenses consist primarily of distributor incentives. Distributor incentives are one of the Company's most significant expenses and represented 44% and 49%, respectively of net sales for the three and nine months ended April 30, 2000. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points.

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

           Research and development expenses include costs incurred in developing new products, supporting and enhancing existing products and reformulating products for introduction in United States markets. The Company capitalizes product development costs after market feasibility is established. These costs are amortized as cost of sales over an average of 12 months, beginning with the month the products become available for sale. During the three and nine months ended April 30, 2000, the Company had no research and development costs.

           The fiscal year end of the Company is July 31, 2000.

RESULTS OF OPERATIONS

Quarters Ended April 30, 2000.

NET SALES

           Net sales for the three months ended April 30, 2000 decreased by approximately $264,000 or 74% and compared to the same period 1999.

           Net sales for the nine months ended April 30, 2000 decreased by approximately $561,000 or 54% and compared to the same period 1999.

           The decrease in sales was due to the total reorganization of executive management team.

Newly elected executives are completely overhauling the Company's human resources, technological communications, product order processing of customers, and increase in volume based efficiencies in production and procurement activities. Management believes the introduction of new products during the year 2000, will promote long-term growth, with a high distributor enrolment.

COST OF SALES

           Cost of sales for the three months ending April 30, 2000 decreased by approximately $4,000 or 4% compared to the same period 1999. As a percentage of sales, cost of sales increased from 29% to 105%.

           Cost of sales for the nine months ending April 30, 2000 decreased by approximately $103,000 or 35% compared to the same period 1999. As a percentage of sales, cost of sales increased from 29% to 41%.

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

SELLING & MARKETING EXPENSES

           Selling and marketing expenses for the three months ended April 30, 2000 decreased by approximately $129,000 or 76% compared to the same period 1999. As a percentage of sales, selling and marketing expenses decreased from 48% to 44%.

           Selling and marketing expenses for the nine months ended April 30, 2000 decreased by approximately $279,000 or 55% compared to the same period 1999. As a percentage of sales, selling and marketing expenses remained level at approximately 49%.

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

RESEARCH AND DEVELOPMENT

           Research and development expenses for the nine months ended April 30, 2000 decreased by approximately $50,000 or 100% compared to the same period 1999.

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

GENERAL AND ADMINISTRATIVE EXPENSES

           General and administrative expenses for the three months ended April 30, 2000 increased by approximately $51,000 compared to the same period 1999. For the nine months ended April 30, 2000 decreased by approximately $146,000 or 23% compared to the same period 1999. As a percentage of sales, general and administrative expenses increased from 62% to 104%. The increase in, general and administrative expenses as a percentage of sales can be attributed to the decline in sales.

           The Company expects the impact of general and administrative expenses to be reduced as a result of actions taken through Company restructuring.

NET EARNINGS (LOSS)

           Operations coupled with the restructuring yielded a net loss of approximately $114,000 and $464,000 for the three and nine months ended April 30, 2000. The comparable periods of the prior year yielded net income of approximately $70,000 and a net loss of approximately $395,000.

LIQUIDITY AND CAPITAL RESOURCES

           The President, C.E.O. and shareholders have committed to funding required working capital necessary for the Company. Funding during the three quarters ended April 30, 2000 was for infrastructure such as communication and computer systems. There are no formal contractual commitments between the Company and these parties for capital, lines of credit or similar short-term borrowings.

           It is anticipated that the year 2000 should expand current sales and increased distributors membership through the introduction of new products and distributor services which should exceed the Company's working capital requirements for the next fiscal year.

           The decrease in liquidity during the quarter was primarily from cash used by operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. For the nine months ended April 30, 2000, operating activities used cash of approximately $252,000 as compared to net cash used of $73,000 for 1999.

           Investing activities used $98,000 for the nine months ended April 30,2000 compared to $-0- for same period 1999. The decrease in cash flow from investing activities was from the purchase of furniture and equipment.

           Financing activities provided $333,000 for the nine months ended

April 30, 2000 compared to $73,000 for same period 1999. The increase in cash flow from financing activities was from $264,000 loaned to the Company by shareholders of the Company in the form of promissory notes, and $82,000 ($70,000 net of repayments) from capital leases.

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

Forward-Looking Statements

           The statements contained in this Report on Form 10-QSB that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and
Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward- looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors. " The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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

           o The loss of product market share or distributors to competitors; or

           o Potential adverse effect of taxation and transfer pricing regulation or exchange rate fluctuations.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

ITEM 2.  CHANGES IN SECURITIES

           During the quarter, the Company issued 10,000 shares in exchanged for computer and Web consulting, development, system setup, and maintenance costs valued at $15,600, and 3,142 shares for printing and copying services valued at $6,283.

           During  the   quarter,   the  Company   issued   650,000   shares  to
professionals in connection with the corporate reorganization.

           During the quarter, the Company issued 4,400,000 shares on conversion of Series AA Convertible Preferred Stock.

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

           (b) The Company did not file a report on Form 8-K during the three months ended April 30, 2000.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VOYAGER INTERNET GROUP.COM

                                  (Registrant)

DATE:    JUNE 14, 2000            BY:      /S/
     -------------------------       ---------------------------------------
                                     Michael Johnson, Vice President, Director
                                    (Principal Executive and Accounting Officer)