Form 10KSB
period 2000-07-31
VOYAGER INTERNET GROUP COM
filed 2000-12-26
CIK 1029262

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended: July 31, 2000

[ ]                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          To

Commission file number    0-21961

                                Save on Meds. Net
                 (Name of Small Business Issuer in its charter)

           Nevada                                                 76-0487709
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                   7825 Fay Ave, Suite 200 La Jolla, CA 92037
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number, (858) 456-3574

                           Voyager Internet Group.com
                    Former Name, if changed since last report

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

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing required for the past 90 days.
 Yes  X    No
                                                                 Total pages: 36
                                                          Exhibit Index Page: 21

           Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

           State issuer's revenues for its most recent fiscal year. $ 0

           As of July 31, 2000,  there were 9,869,555 (1 vote per share) Common,
8.5 (10,000 votes per share) Convertible Preferred Series AA, and 50 (220,000 votes per share) Convertible Preferred Series J, for a total 20,954,555 shares of the Registrant's voting stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $325,852 computed at the average bid and asked price as of December 22, 2000.

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

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: July 31, 2000 9,869,555

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

 None

           Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                                           TABLE OF CONTENTS


Item Number and Caption                                                     Page

PART I

Item 1.   Business.......................................................... 4

Item 2.   Property.......................................................... 13

Item 3.   Legal Proceedings................................................. 13

Item 4.   Submission of Matters to a Vote of Security Holders............... 13

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.......... 13

Item 6.   Management's Discussion and Analysis or Plan of Operations........ 14

Item 7.   Financial Statements.............................................. 15

Item 8    Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.............................................. 15

PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................. 15

Item 10.  Executive Compensation............................................ 17

Item 11.  Security Ownership of Certain Beneficial Owners and Management.... 18

Item 12.  Certain Relationships and Related Transactions.................... 19

Item 13.  Exhibits and Reports on form 8-K.................................. 21

                                     PART I


Item 1. Description of Business.

General

Save on Meds.com (Formerly Voyager Internet Group.com)( the "Company") was first incorporated in the State of Nevada on June 12, 1990 as EEE-Hunter Associates Inc. July 27, 1995 Company changed domicile to the State of Texas with a plan or reorganization and revival, merged into a Texas Corporation, EEE-Energy Consultants, Inc.

July 2, 1996 the Company changed domicile to Nevada and on July 17, 1996 the Company entered into a plan of reorganization to acquire Voyager, Inc of Delaware. July 17, 1996 the Company changed its name to Voyager Group U.S.A. Brazil Ltd. and on July 21, 1999 changed the corporate name to Voyager Group Ltd. On March 31, 2000, Voyager Group, Ltd. spun off its subsidiary Voyager Group, Inc and changed its name to Voyager Internet Group.com. Since April 1, 2000, the Company is in the development stage, and has not commenced planned principal operations. On August 3, 2000 the Company changed its name from Voyager Internet Group.com to Save on Meds. Com.

On July 12, 2000, the Company changed its name to Save on Meds. Net in order to reflect the corporations strategic priorities envisioned by senior management to support United States legislative initiatives to reduce prescriptions to reduce prescription medications costs of Senior Americans by allowing importation of affordable medications from other countries. This legislation initiative gives Americans, especially those without health insurance, access to affordable, FDA approved, prescription medication via Mexico. The Company, via the world wide web, is going to hoist a Pharmacy to provide real, prescription medications to senior American customers.

This service would enable senior American customers to maintain a record of their prescription purchases for clinical, insurance and tax reporting purposes. The Company would not prescribe medications or otherwise practice medicine, but instead would focus on dispensing medications used by senior American customers on a monthly basis. The Company will accept prescriptions, verify prescriptions, verify drug utilization, and accept payment by credit card with a choice of shipping options, including next day delivery.

The Company entered into a product agreement with a Mexico Pharmacia. According to this product agreement, the Pharmacia would implement a broad array of services for the company such as operations and technology, personal training, validation of senior American customer order and performing certain functions such as site management, searching, customer interaction, transaction processing and fulfillment. The Company is now actively seeking a different direction and seeking acquisition candidates.

General Business Plan

Since the spin off of the Company's subsidiary, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business; industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing forms 8-K, 10Q, or agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of who is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among them selves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company, which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and the Board of Directors without shareholder approval may effectuate such a transaction.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be void able, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

The Company will remain an insignificant participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately one hundred hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Certain Risks

The Company's business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss, which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well- financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and

Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Item 2. Description of Property

           The Company maintains temporary corporate offices from June through August on a month- to-month lease. Currently there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of these facilities.

           The Company maintains a corporate mail drop at P.O. Box 8029, CasteJon Drive, La Jolla, California. The company owns no real property. As of July 31, 2000, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 3. Legal Proceedings.

           The Company is not engaged in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

           No matters were subject to a vote of security holders during the fiscal year 2000, through the solicitation of proxies.

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

           The Company's common stock trades over-the-counter on the NASDAQ Bulletin Board with the trading symbol "SVMD." The following high and low sales prices for the Company stock as reported on the Nasal Bulletin Board for the period indicated:

                     2000                        High         Low

               First quarter                  $ 4.75          $ 2.50
               Second quarter                   5.75            4.75
               Third quarter                    2.25            1.50
               Fourth quarter                   0.25            0.10


                    1999                        High          Low

                First quarter                  $ 1.063      $ 0.313
                Second quarter                   0.813        0.250
                Third quarter                    0.750        0.250
                Fourth quarter                   1.125        0.500

Shareholders

           The number of shareholders of record of the Company's common stock as of July 31, 2000 was approximately 210.

Dividends

           The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain future earnings to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based on the Company's earnings, capital, financial condition and other factors deemed relevant.

Recent Sales of Unregistered Securities.

           The Company established a Convertible Preferred Stock Series J 1999 consisting of one hundred shares (100) (convertible to 22,000,000 shares common) par value $.001. The convertible preferred stock series J was purchased by two "accredited investors" as defined in Regulation D, Rule 501 of the United Securities and Exchange Act of 1933. During 2000 the Company canceled 50 of these shares.

           The Company during the past quarter sold 2,090,475 shares of Common Stock to consultants and officers for services at approximate market value. These services were for the benefit of its subsidiary Voyager Group, Inc.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Since April 1, 2000, the Company is in the development stage, and has not commenced planned principal operations. No operations were conducted and no revenues were generated in the fiscal year. The Company at year-end had no capital and only minimal cash, and no other assets whatsoever. During the fiscal year ended July 31, 2000, the Company incurred general and administrative expenses and consulting fees.

Liquidity and Capital Resources - The Company requires working capital principally to fund its current operating expenses for which the Company has relied on short-term borrowings and/or the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

           In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to the Company.

           Because management controls 52.4 % of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or may issue securities (debt or equity) as a finders's fee. Finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fee paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

           There are no arrangements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

           The management of the Company does not believe that inflation has had any material effect on the Company during the year ended July 31, 2000.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

           The executive officers of Voyager and subsidiaries are as follows:

Name                  Position                         Term of Office

Michael Johnson   34  Vice President, Secretary        June 14, 1999 to present
                      Director                         July 17, 1996 to present
                      President                        July 31, 2000 to 2002

Erma Johnson       81 Director                         July 5, 2000

Jay Goldstein      70 Director                         July 5, 2000


The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company.

Michael Johnson       President, Director              July 31, 2001-2002
                      Vice President                   July 31, 2001-2002

Erma Johnson          Director                         July 05, 2000-2002

Jay Goldstein         Director                         July 05, 2000-2002

July 5, 2000          Mr. John Southerland resignation as Director and President of the Company was accepted.

                      Dr. Romero was appointed President and Chairman of the Board of Directors.

                      Ms. Erma Johnson accepted the position of Director

                      Mr. Jay Goldstein accepted the position of Director

July 30, 2000         Dr. Romero resignation was accepted July 30, 2000 as
                      President and Chairman of the Board of Directors.

July 31, 2000         Mr. Michael Johnson was asked to accept the office of
                      President, Vice President and Chairman of the Board of
                      Directors.

Mr. Michael Johnson President, Vice president, Secretary and Director.

           Mr. Michael Johnson has been a Director since July 17,1996 and Vice President and Secretary from June 14, 1999 to the present. On July 31, 2000, Mr. Johnson was appointed President of the Company.

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

Ms. Erma Johnson, Director

           Ms. Johnson received her B.A. degree in Business Administration at the University of Utah. In 1943, Ms. Johnson was National Vice Chairman - Committee to elect Harry Truman President of the United States. During 1972, Ms. Johnson served as Utah Chairman to elect Ronald Reagan President of the United States. From 1984 to 1987, Ms. Johnson served as director of Utah Bank and Trust which First Security Bank later acquired. Ms. Johnson volunteered for the finance committee for Ballet West from 1989 to 1990.

Mr. Jay Goldstein, Director

Graduate of Law completing a Doctorate at the University of Basil in 1960. 1960-1980 receives a placement invitation with the Swiss Banks Associationbecoming the Vice Chairman of the Department of Banking Policy. His resignation was grant in 1980 in order to be appointed president of the Conseil de la Federation Bancaire de la CE (European Banking Federation) retiring in 1990. Presently retired.

Item 10. Executive Compensation.

           There has been no executive compensation.

           The Company accrued a total of $0.00 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2000 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $0.00. No cash bonuses were or are to be paid to such persons. No compensation was deferred.

           The Company does not have any employee incentive stock option plans.

           There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Voting Securities and Principal Holders Thereof

           The following table sets forth, as of July 31, 2000 the number of shares of the Company's voting securities owned by (1) each person known to the Company to be the beneficial owner of more than five percent of the Company's outstanding voting securities, (2) the executive officers and directors of the Company individually, and (3) the executive officers and directors of the Company as a group. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's voting securities listed for such person in the table.


Class
Name/Address                       Number of Shares             Percent of Class

Common Stock

           Marlen Johnson **       11,000,000 (50 shares              52%
           Box 8029                Series J Convertible
           La Jolla, Ca 92038      Preferred 220,000 votes
                                   per share)

Directors and Executive Officers

Common Stock

    Mr. Michael Johnson            100,000                        Less than 1%
    6354 Corte Del Abeto, Suite F
    Carlsbad, California 92009

    Officers and Directors as
    a Group                        100,000                        Less than 1%


Percentages rounded to nearest one percent.

** Controlling Stockholders:

Item 12.             Certain Relationships and Related Transactions.

           John Southerland, former executive officer, on July 5, 2000 returned 50 Convertible Preferred Series J shares to the corporate treasure under Nevada corporate law, Section 78.283 convertible to 11,000,000 common of the Company.

Item 13.             Exhibits and Reports on Form 8-K.

           (a) The following documents are filed as part of this report.

Financial Statements                                                       PAGE

Independent Auditor's Report..............................................F - 1

Balance Sheet
  July 31, 2000 and 1999..................................................F - 2

Statements of Income for the
  For the Years Ended July 31, 2000 and 1999..............................F - 3

Statement of Cash Flows for the
  For the Years Ended July 31, 2000 and 1999..............................F - 4

Statements of Cash Flows
  Since June 13, 1990 (Inception) to July 31, 2000 .......................F - 5

Notes to Financial Statements.............................................F - 10


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

3.  Exhibits

           The following exhibits are included as part of this report:

Exhibit
Number               Exhibit

2.1        Articles of Incorporation and By-Laws of EEE-Energy Consultants, Inc.
           (Formerly EEE-Hunter Associates, Inc.)(1)

4.1        Purchase Agreement --Convertible Preferred Stock Series J(1)
4.2        Convertible Preferred Series J - Designation of Rights(1)
4.3        Investor Rights Agreement(1)
23.1       Consent of Robison, Hill & Co.(1)
27.1       Financial Data Schedule

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


                                Save on Meds. Net


DATE:   December 26, 2000

By:            /S/ Michael Johnson
           Michael Johnson, President, Vice President
           and Director
           (Principal Financial and
           Accounting Officer)

By:           /S/ Erma Johnson
           Erma Johnson, Secretary, Treasurer,
           and Director

By:          /S/ Jay Goldstein
           Jay Goldstein, Director

                          Independent Auditor's Report


To the Stockholders
of Save on Meds. Net
(Formerly Voyager Internet Group. Com)
(A Development Stage Company)


           We have audited the balance sheet of Save on Meds. Net (Formerly Voyager Internet Group. Com), (a development stage company) as of July 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Save on Meds. Net (Formerly Voyager Internet Group. Com), (a development stage company) as of July 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants


Salt Lake City, Utah
November 28, 2000

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                             July 31,
                                                    ---------------------------
                                                       2000             1999
                                                    -----------     -----------
ASSETS

    Investment - Voyager Group, Inc ............    $      --       $     5,322
                                                    -----------     -----------

Total Assets ...................................    $      --       $     5,322
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable ...........................    $      --       $      --
    Accrued Liabilities ........................           --              --
                                                    -----------     -----------

Total Current Liabilities ......................           --              --
                                                    -----------     -----------

Stockholders' Equity:

  Preferred Stock, $.001 par value;
    Series J; 50 shares authorized,
      50 and 100 shares issued and
      outstanding ..............................           --              --
    Series AA 1996; 1,000 shares
      authorized, 8.5 and 855 shares
      issued and outstanding ...................           --                 1
  Premium on Preferred Stock ...................          1,320         205,331
  Common Stock;  $.001 par value;
    50,000,000 shares authorized;
    9,869,555 and 2,089,080 shares
    issued and outstanding July 31, 2000
    and 1999, respectively .....................          9,869           2,089
  Additional Paid-in Capital ...................         93,149       2,124,774
  Retained Earnings (Deficit) ..................       (104,338)       (104,338)
  Shareholder Loans ............................           --        (2,222,535)
                                                    -----------     -----------

     Total Stockholders' Equity ................           --             5,322
                                                    -----------     -----------

Total Liabilities and Stockholders' Equity .....    $      --       $     5,322
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                               STATEMENT OF INCOME


                                                                       Cumulative
                                                                         Since
                                                                      April 1, 2000
                                          For the Year Ended           Inception of
                                                  July 31,              Development
                                       -----------------------------
                                           2000            1999            Stage
                                       -------------   -------------   -------------

Sales ..............................   $        --     $        --     $        --
Cost of Sales ......................            --              --              --
                                       -------------   -------------   -------------
     Gross Margin ..................            --              --              --

Selling & Marketing ................            --              --              --
Research & Development .............            --              --              --
General & Administrative ...........            --              --              --
                                       -------------   -------------   -------------

Net Income (Loss) from
    Operations .....................            --              --              --
Other Income (Expense)
  Interest .........................            --              --              --
                                       -------------   -------------   -------------
Income (Loss) Before Income
  Taxes ............................            --              --              --
Income Tax Benefit (Expense) .......            --              --              --
                                       -------------   -------------   -------------

Net Income (Loss) ..................   $        --     $        --     $        --
                                       =============   =============   =============

Earnings (Loss) Per Common Share:

  Basic & Diluted ..................   $        --     $        --
                                       =============   =============






   The accompanying notes are an integral part of these financial statements.

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                                                               Cumulative
                                                                                                 Since
                                                                                              April 1, 2000
                                                                 For the Year Ended           Inception of
                                                                        July 31,               Development
                                                              -----------------------------
                                                                   2000           1999            Stage
                                                              -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss) .......................................   $        --     $        --     $        --
         Increase (Decrease) in Accounts Payable ..........            --              --              --
         Increase (Decrease) in Accrued Liabilities .......            --              --              --
                                                              -------------   -------------   -------------
         Net cash used in operating activities ............            --              --              --

Cash Flows from Investing Activities:
        Net cash provided by investing activities .........            --              --              --
                                                              -------------   -------------   -------------

Cash Flows from Financing Activities:
    Capital contributed by shareholder ....................            --              --              --
                                                              -------------   -------------   -------------
         Net cash provided by financing activities
                                                              -------------   -------------   -------------
                                                              -------------   -------------   -------------
Net change in cash and cash equivalents ...................            --              --              --
Cash and cash equivalents at beginning of year ............            --              --              --
                                                              -------------   -------------   -------------

Cash and cash equivalents at end of year ..................   $        --     $        --     $        --
                                                              =============   =============   =============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
        Interest ..........................................   $        --     $        --
        Franchise and income taxes ........................   $        --     $        --

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:
       Stock Issued for Subsidiary ........................   $     498,643   $   1,038,256

During June 1999, $35,868 in shareholder loans were converted to paid in capital.

   The accompanying notes are an integral part of these financial statements.

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                Since June 13, 1990 (Inception) to July 31, 2000


                                      Preferred Stock                Common        Additional
                          ------------------------------------------
                        Series AA Series J                           Stock To     Common Stock    Paid-in   Retained
                                                                                -----------------
                          Shares   Shares     Amount       Premium   Be Issued  Shares    Amount   Capital   Earnings
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Issuance of Stock to Officers,
    Directors and Other
    Individuals for
    Organization Costs on
    April 10, 1991 ....     --       --     $    --     $       --       --     900,000   $   900   $ 8,100   $  --

Net Loss from Inception     --       --          --             --       --        --        --        --        --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 1991 .     --       --          --             --       --     900,000       900     8,100      --

Net Loss For Year Ended
   July 31, 1992 ......     --       --          --             --       --        --        --        --        --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 1992 .     --       --          --             --       --     900,000       900     8,100      --

Net Loss For Year Ended
   July 31, 1993 ......     --       --          --             --       --        --        --        --        --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 1993 .     --       --          --             --       --     900,000       900     8,100      --

Net Loss For Year Ended
   July 31, 1994 ......     --       --          --             --       --        --        --        --      (9,000)
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                Since June 13, 1990 (Inception) to July 31, 2000

Balance July 31, 1994 .     --       --     $    --     $       --       --     900,000   $   900   $ 8,100   $(9,000)

Acquisition of Voyager       360     --          --            5,322     --        --        --        --        --
    Group, Inc. .......

Net Income for Year Ended
    July 31, 1995 .....     --       --          --             --       --        --        --        --        --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 1995 .      360     --          --            5,322     --     900,000       900     8,100    (9,000)

Issued Stock For:
    Cash ..............     --     17,078,01   17,078         14,876                                             --
    Cash in connection with
          Reverse Acquisit   640     --          --          150,010     --        --        --        --        --

Shares Returned to Treasury --       --          --             --       --   (15,000,000)(15,000)   15,000      --

Net Income for Year Ended
    July 31, 1996 .....     --       --          --             --       --        --        --        --     (31,954)
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance August 1, 1996     1,000     --          --          155,332     --     2,978,010   2,978    37,976   (40,954)

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                Since June 13, 1990 (Inception) to July 31, 2000

Shares Issued For:
    Services October 27, 199--       --     $    --     $       --       --     150,000   $   150   $149,850  $  --
Issuance of Common Stock
    Reg D Offering for Cash
    November 11, 1996 .     --       --          --             --       --     250,000       250   244,750      --

Shares Issued For:
   Services April 11, 1997  --       --          --             --       --     200,000       200   424,800      --

Shares to be Issued for
   Settlement
   Effective August 1, 1996 --       --          --             --        300      --        --      63,085      --
Net Loss Year Ended

   July 31, 1997 ......     --       --          --             --       --        --        --        --     (63,384)
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 1997 .    1,000     --          --          155,332      300   3,578,010   3,578   920,461   (104,338)
Shares Issued For:
   Conversion of Series A
      Preferred .......      (10)    --          --             --       --     100,000       100      (100)     --
   Employees ..........     --       --          --             --       --     434,000       434    42,966      --
   Legal Settlement ...     --       --          --             --       (300)  300,000       300      --        --
   Top-up agreement ...     --       --          --             --       --     425,000       425      (425)     --
   Warrant Exercises ..     --       --          --             --       --     1,000,000   1,000     9,000      --

                                     F - 7

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                Since June 13, 1990 (Inception) to July 31, 2000

Net Loss Year Ended
   July 31, 1998 ......     --       --     $    --     $       --       --        --     $  --     $  --     $  --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 1998 .      990     --          --          155,332     --     5,837,010   5,837   971,902   (104,338)

Retroactive Adjustment for
    Reverse Stock Split 6 to 1
    effective January 31, 20--       --          --             --       --     (4,864,175 (4,864)    4,864      --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Restated Balance
    July 31, 1998 .....     990      --          --          155,332     --     972,835       973   976,766   (104,338)

Shares Issued For:
   Cash ...............     --        100        --           50,000     --     133,333       133    49,867      --
   Consulting .........     --       --          --             --       --     361,667       362   825,388      --
   Conversion of Series AA
      Preferred .......     (135)    --          --             --       --     225,000       225      (225)     --
   Conversion of Shareholder
      Loans ...........     --       --          --             --       --        --        --      35,868      --
   Directors Fees .....     --       --          --             --       --     183,333       183   109,817      --
   Investor Relations .     --       --          --             --       --       4,000         4    22,496      --
   Medical Advisory Board   --       --          --             --       --       4,167         4    21,090      --

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                Since June 13, 1990 (Inception) to July 31, 2000

   Promotion ..........     --       --     $    --     $       --       --       4,745   $     5   $ 8,907   $  --
   Research & Development   --       --          --             --       --      33,333        33    49,967      --
   Top-up agreement ...     --       --          --             --       --     166,667       167      (167)     --
Net Loss Year Ended
   July 31, 1999 ......     --       --          --             --       --        --        --        --        --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 1999 .      855      100           1        205,331     --     2,089,080   2,089   2,099,774 (104,338)

Patent Issued .........     --       --          --             --       --        --        --      25,000      --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 1999..      855      100           1        205,331     --     2,089,080   2,089   2,124,774    --

Shares Issued For: ....     --
      Conversion of Series AA
               Preferred    (847)    --            (1)      (154,011)    --     5,040,000   5,040   148,972      --
      Subsidiary- Voyager
               Group, Inc.  --       --          --             --       --     2,090,475   2,090   496,553      --
      Spin Off Costs ..     --       --          --             --       --     650,000       650    20,776      --
Canceled Series J Shares    --        (50)       --          (50,000)    --        --        --      44,940      --

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                Since June 13, 1990 (Inception) to July 31, 2000

Conversion of Intercompany
      Loan ............     --       --     $    --     $       --       --        --     $  --     $30,588   $  --
Spin Off of Subsidiary      --       --          --             --       --        --        --     (2,773,455)  --
Net Loss Year Ended
   July 31, 2000 ......     --       --          --             --       --        --        --        --        --
                          ------   ------   ---------   ------------   ------   -------   -------   -------   -------

Balance July 31, 2000 .        8       50   $    --     $      1,320     --     9,869,555 $ 9,869   $93,148   $(104,338)
                          ======   ======   =========   ============   ======   =======   =======   =======   =======














   The accompanying notes are an integral part of these financial statements.

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

           The Company was first incorporated in the State of Nevada on June 12, 1990 as EEE-Hunter Associates, Inc. On July 27, 1995 the Company changed its domicile to the State of Texas and merged into a Texas Corporation EEE-Energy Consultants, Inc. Neither company had any operating activity. On July 2, 1996 the Company changed domicile to Nevada and on July 17, 1996 changed the name of the Company to Voyager Group USA-Brazil, Ltd. On July 21, 1999 the Company changed its name to The Voyager Group, Ltd. On March 31, 2000, the Company changed its name to Voyager Internet Group. Com. On July 14, 2000, the Company changed its name to Save on Meds. Net.

           On March 31, 2000, Save on Meds. Net spun off its subsidiary Voyager Group, Inc. Since April 1,2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

           The Company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

           For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                                        Per-Share
                                          Income                  Shares                  Amount
                                         (Numerator)           (Denominator)

                                                         For the year ended July 31, 2000
Basic Loss per Share
Loss to common shareholders             $                  -               9,869,555   $                  -
                                        =====================  ======================   ====================


                                                         For the year ended July 31, 1999
Basic Loss per Share
Loss to common shareholders             $                  -               2,089,080   $                  -
                                        =====================  ======================   ====================

           The  effect  of  outstanding   common  stock   equivalents  would  be
anti-dilutive for July 31, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

           The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

           Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation.

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999
                                   (Continued)

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

           On July 21, 1999 the Company created convertible Preferred Stock Series J-1999, authorizing the issuance of 100 shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 220,000 shares of common stock per preferred share converted. In the event of any voluntary or involuntary liquidation, the holders of Series J preferred stock are entitled to an amount equal to the net book value of the corporation plus all unpaid dividends, before any distributions to holders of Common Stock, Convertible Preferred Stock Series AA 1996 or any other series of preferred stock of the corporation by reason of any voluntary or involuntary liquidation, dissolution or winding up of the corporation unless each holder of series J shall have received all amounts to which such series J holders are entitled. The preferred stock is entitled to vote 220,000 votes per preferred share.

           Convertible Preferred Stock Series J also includes a royalty certificate for each "Major Investor" (meaning investors owning over 10 shares of Series J preferred stock or common stock issued upon conversion thereof. The royalty certificates represent a perpetual royalty payment of four percent on or before the 15th of each month following the starting month when gross sales of the Company exceeds $120,000 per month. During the year, the Company canceled 50 of its Preferred Stock Series J.

NOTE 3 - COMMITMENTS

           As of July 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities

                                SAVE ON MEDS. NET
                     (Formerly VOYAGER INTERNET GROUP. COM)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999
                                   (Continued)


NOTE 4 - INCOME TAXES

           As of July 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $100,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 - DEVELOPMENT STAGE COMPANY

           The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 6 - STOCK SPLIT

           On January 31, 2000 the Board of Directors authorized 6 to 1 reverse stock split on common stock. As a result of the split, 4,864,175 common shares were canceled. Also during the year the Board of Directors authorized a 3 to 1 stock split for Series AA preferred stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.