Form 10QSB
period 2000-10-31
VOYAGER INTERNET GROUP COM
filed 2000-12-26
CIK 1029262

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______



                         Commission file number: 0-21961

                                SAVE ON MEDS. NET
        (Exact name of small business issuer as specified in its charter)



          NEVADA                                                 76-0487709
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



The number of shares outstanding of the issuer's common stock as of October 31, 2000 was 9,869,555.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT


SAVE ON MEDS. NET
(A Development Stage Company)


           We have reviewed the accompanying balance sheets of Save on Meds. Net (a development stage company) as of October 31, 2000 and July 31, 2000, and the related statements of operations and cash flows for the three months ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

           Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                   Respectfully submitted


                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
December 15, 2000

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)


                                                       October 31,     July 31,
                                                           2000         2000
                                                        ---------     ---------
ASSETS

    Investment in Subsidiary- Voyager Group, Inc ...    $    --       $    --
                                                        ---------     ---------

Total Assets .......................................    $    --       $    --
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable ...............................    $    --       $    --
    Accrued Liabilities ............................         --            --
                                                        ---------     ---------

Total Current Liabilities ..........................         --            --
                                                        ---------     ---------

Stockholders' Equity:

  Preferred Stock, $.001 par value;
    Series J; 50 shares authorized,
      50 shares issued and
      outstanding ..................................         --            --
    Series AA 1996; 1,000 shares
      authorized, 8.5 shares
      issued and outstanding .......................         --            --
  Premium on Preferred Stock .......................        1,320         1,320
  Common Stock; $.001 par value;
    50,000,000 shares authorized;
    9,869,555 shares issued and
    outstanding October 31, 2000 and
    July 31, 2000, respectively ....................        9,869         9,869
  Additional Paid-in Capital .......................       93,149        93,149
  Retained Earnings (Deficit) ......................     (104,338)     (104,338)
  Shareholder Loans ................................         --            --
                                                        ---------     ---------

     Total Stockholders' Equity ....................         --            --
                                                        ---------     ---------

Total Liabilities and Stockholders' Equity .........    $    --       $    --
                                                        =========     =========


                 See accompanying notes and accountants' report

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                    Cumulative
                                                                      Since
                                                                   April 1, 2000
                                   For the Three Months Ended      Inception of
                                            October 31,             Development
                                      2000            1999             Stage
                                  -------------   -------------   --------------
Revenues ......................   $        --     $        --     $        --
                                  -------------   -------------   -------------

Expenses ......................            --              --              --
                                  -------------   -------------   -------------

       Net Loss ...............   $        --     $        --     $        --
                                  =============   =============   =============

Basic & Diluted  loss per share                   $        --     $        --
                                                  =============   =============











                 See accompanying notes and accountants' report

                                SAVE ON MEDS. Net
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                     Cummulative
                                                                       Since
                                                                   April 1, 2000
                                         For the three months ended Inception of
                                                   October 31,       Development
                                              ---------------------
                                                 2000        1999       Stage
                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $    --     $    --     $    --
Increase (Decrease) in Accounts Payable ...        --          --          --
                                              ---------   ---------   ---------
  Net Cash Used in operating activities ...        --          --          --
                                              ---------   ---------   ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities        --          --          --
                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........        --          --          --
Proceeds From Capital Stock Issued ........        --          --          --
                                              ---------   ---------   ---------
  Net cash provided by financing activities        --          --          --
                                              ---------   ---------   ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............        --          --          --
Cash and Cash Equivalents
  at Beginning of Period ..................        --          --          --
                                              ---------   ---------   ---------
Cash and Cash Equivalents
  at End of Period ........................   $    --     $    --     $    --
                                              =========   =========   =========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
  Interest ................................   $    --     $    --     $    --

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None


                 See accompanying notes and accountants' report

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2000, are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

Organization and Basis of Presentation

           The Company was first incorporated in the State of Nevada on June 12, 1990 as EEE-Hunter Associates, Inc. On July 27, 1995 the Company changed its domicile to the State of Texas and merged into a Texas Corporation EEE-Energy Consultants, Inc. Neither company had any operating activity. On July 2, 1996 the Company changed domicile to Nevada and on July 17, 1996 changed the name of the Company to Voyager Group USA-Brazil, Ltd. On July 21, 1999 the Company changed its name to The Voyager Group, Ltd. On March 31, 2000 the Company changed its name from The Voyager Group, Ltd. to Voyager Internet Group.com. On July 14, 2000, the Company changed its name to Save on Meds.Net.

Corporate Reorganization

           On March 31, 2000, the Company completed a tax free reorganization whereby the company did spin-off of its wholly owned subsidiary Voyager Group Inc. In accordance with the reorganization, shareholders of record as of March 31, 2000 shall receive one share of Voyager Group Inc. stock for each share of the Company's stock held on March 31, 2000.

Nature of Business

           The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a Corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 ( the "Exchange Act"). The Company will not restrict its search to any specific business; industry or geographical location and the Company may participate in a business venture of virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate on only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk ro shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Loss Per Share:

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                     Per-Share
                                          Income        Shares         Amount
                                         (Numerator)(Denominator)

                                     For the three months ended October 31, 2000
Basic Income per Share
Income to common shareholders            $      --      2,177,647   $      --
                                         ===========  ===========   ===========

                                     For the three months ended October 31, 1999
Basic Loss per Share
Loss to common shareholders              $      --      1,377,647   $      --
                                         ===========  ===========   ===========

           The  effect  of  outstanding   common  stock   equivalents  would  be
anti-dilutive or immaterial for 2000 and are thus not considered.

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)

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

NOTE 3 - INCOME TAXES

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

NOTE 4 - DEVELOPMENT STAGE COMPANY

           The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)

NOTE 5 - COMMITMENTS

           As of October 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - STOCK SPLIT

           On January 31, 2000 the Board of Directors authorized 6 to 1 reverse stock split on common stock. As a result of the split, 10,445,398 common shares were canceled. Also during the year the Board of Directors authorized a 3 to 1 stock split for Series AA preferred stock. As a result, 569 preferred shares were issued All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

Results of Operations -For the quarter ended October 31, 2000 compare to the same period in 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

The Company has no business operations. The Company had $0 and $0 in expenses for the three month period ended October 31, 2000 and 1999. The Company had no revenues for the three month period ended October 31, 2000 and 1999. Losses on operations may occur until sufficient revenues can be achieved.

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

           Because management controls 52.4% of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fees paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended October 31, 2000.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SAVE ON MEDS. NET
                                  (Registrant)


Date:    December 26, 2000      By:  /S/
                                    Michael Johnson, Vice President, Director
                                   (Principal Executive and Accounting Officer)