Form 10QSB
period 2001-01-31
VOYAGER INTERNET GROUP COM
filed 2001-03-09
CIK 1029262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly period ended  JANUARY 31, 2001
                                     ----------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     --------------  -----------------------

              Commission file numbe          0-21961
                                        ------------------

                                SAVE ON MEDS. NET
        (Exact name of small business issuer as specified in its charter)



        NEVADA                                                 76-0487709
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification No.)


                   7825 Fay Ave, Suite 200 La Jolla, CA 92037
               (Address of principal executive offices, Zip Code)


                                 (858) 456-3574
                (Issuer's telephone number, including area code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,   as  of  the  latest   practical  date:   January  31,  2001  9,869,555


Transitional Small Business Disclosure Format (check one). Yes      ;  No   X
                                                               ----       ---

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT


SAVE ON MEDS. NET
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Save on Meds. Net (a development stage company) as of January 31, 2001 and July 31, 2000, and the related statements of operations for the three and six months and cash flows for the six months ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                Respectfully submitted



                                                /s/ ROBISON, HILL & CO.
                                                Certified Public Accountants

Salt Lake City, Utah
March 3, 2001

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)


                                                         January 31,   July 31,
                                                           2001         2000
                                                         ---------    ---------
ASSETS

    Investment in Subsidiary- Voyager Group, Inc .....   $    --      $    --
                                                         ---------    ---------

Total Assets .........................................   $    --      $    --
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable .................................   $   4,281    $    --
    Accrued Liabilities ..............................        --           --
                                                         ---------    ---------

Total Current Liabilities ............................       4,281         --
                                                         ---------    ---------

Stockholders' Equity:

  Preferred Stock, $.001 par value;
    Series J; 50 shares authorized,
      50 shares issued and
      outstanding ....................................        --           --
    Series AA 1996; 1,000 shares
      authorized, 8.5 shares
      issued and outstanding .........................        --           --
  Premium on Preferred Stock .........................       1,320        1,320
  Common Stock; $.001 par value;
    50,000,000 shares authorized;
    9,869,555 shares issued and
    outstanding January 31, 2001 and
    July 31, 2000, respectively ......................       9,869        9,869
  Additional Paid-in Capital .........................      93,149       93,149
  Retained Earnings (Deficit) ........................    (104,338)    (104,338)
  Deficit Accumulated During Development Stage .......      (4,281)        --
                                                         ---------    ---------

     Total Stockholders' Equity ......................      (4,281)        --
                                                         ---------    ---------

Total Liabilities and Stockholders' Equity ...........   $    --      $    --
                                                         =========    =========


                 See accompanying notes and accountants' report

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                         Cumulative
                                                                         Since
                                                                         April 1, 2000
                     For the Three Months Ended For the Six Months Ended Inception of
                                        January 31,       January31,     Development
                                      2001     2000     2001     2000    Stage
                                    --------   -----   -------   -----   ------
Revenues ....................       $   --     $--     $  --     $--     $ --
                                    --------   -----   -------   -----   ------

Expenses ....................          4,281    --       4,281    --      4,281
                                    --------   -----   -------   -----   ------

       Net Loss .............       $ (4,281)$  --     $(4,281)  $--    $(4,281)
                                    ========   =====   =======   =====   ======

Basic & Diluted
    loss per share ..........       $   --     $--     $  --     $--
                                    ========   =====   =======   =====























                 See accompanying notes and accountants' report.

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                   Cummulative
                                                                   Since
                                                                   April 1, 2000
                                          For the Six Months Ended Inception of
                                                     January 31,   Development
                                                  -----------------
CASH FLOWS FROM OPERATING .................         2001      2000    Stage
                                                  ---------  ------  -------
ACTIVITIES:
Net Loss ..................................       $  (4,281) $ --    $(4,281)
Increase (Decrease) in Accounts Payable ...           4,281    --      4,281
                                                  ---------  ------  -------
  Net Cash Used in operating activities ...            --      --       --
                                                  ---------  ------  -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities            --      --       --
                                                  ---------  ------  -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........            --      --       --
Proceeds From Capital Stock Issued ........            --      --       --
                                                  ---------  ------  -------
  Net cash provided by financing activities            --      --       --
                                                  ---------  ------  -------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............            --      --       --
Cash and Cash Equivalents
  at Beginning of Period ..................            --      --       --
                                                  ---------  ------  -------
Cash and Cash Equivalents
  at End of Period ........................       $    --    $ --    $  --
                                                  =========  ======  =======

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
  Interest ................................       $    --    $ --    $  --
  Franchise Fee and Taxes .................       $    --    $ --    $  --

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None


                 See accompanying notes and accountants' report

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

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

Corporate Reorganization

     On March 31, 2000, the Company completed a tax free reorganization whereby the company spun-off of its wholly owned subsidiary Voyager Group Inc. In accordance with the reorganization, shareholders of record as of March 31, 2000 received one share of Voyager Group Inc. stock for each share of the Company's stock held on March 31, 2000. As of April 1, 2000, the Company is in the development stage.

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

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

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

Loss Per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                            Per-Share
                                       Income     Shares      Amount
                                       ------     ------      ------
                                      (Numerator)(Denominator)

                                     For the Three Months Ended January 31, 2001
Basic Income per Share
Income to common shareholders ......  $(4,281)  9,869,555  $      --
                                      =======   =========  ===========

                                     For the Six Months Ended January 31, 2001
Basic Income per Share
Income to common shareholders ......  $(4,281)  9,869,555  $      --
                                      =======   =========  ===========

                                     For the Three Months Ended January 31, 2000
Basic Income per Share
Income to common shareholders         $  --    2,468,296   $      --
                                      =======  =========   ===========

                                     For the Six Months Ended January 31, 2000
Basic Loss per Share
Loss to common shareholders           $  --    2,468,296   $      --
                                      =======  =========   ===========

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)

Loss Per Share (Continued)

     The effect of outstanding common stock equivalents would be anti-dilutive or immaterial for 2001 and 2000 and are thus not considered.

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

     Convertible Preferred Stock Series J also includes a royalty certificate for each "Major Investor" (meaning investors owning over 10 shares of Series J preferred stock or common stock issued upon conversion thereof. The royalty certificates represent a perpetual royalty payment of four percent on or before the 15th of each month following the starting month when gross sales of the Company exceeds $120,000 per month. During the year ending July 31, 2000, the Company canceled 50 of its Preferred Stock Series J.

                                SAVE ON MEDS. NET
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)

NOTE 3 - INCOME TAXES

     As of January 31, 2001, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $108,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

     As of January 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations - For the quarter ended January 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

The Company has no business operations. The Company had $4,281 and $0 in expenses for the three and six month periods ended January 31, 2001 and 2000. The Company had no revenues for the three and six month periods ended January 31, 2001 and 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.
Item 5.  Other Information

     None.
Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended January 31, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SAVE ON MEDS. NET
                                  (Registrant)


Date:    March 9, 2001             By: /S/
                                   ---
                                   Michael Johnson, Vice President, Director
                                  (Principal Executive and Accounting Officer)