Form 10QSB
period 2001-04-03
SAVE ON MEDS NET
filed 2001-06-19
CIK 1029262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended April 30, 2001
                                                 ---------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from         to
                                              ---------  ---------

                         Commission file number 0-21961
                                                -------

                               VOYAGER GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                     NEVADA                          76-0487709
         -----------------------------------------------------------
           (State or other jurisdiction            (I.R.S. Employer
         of incorporation or organization)       Identification No.)


                6354 CORTE DEL ABETO, SUITE F, CARLSBAD, CA 92009
               (Address of principal executive offices, Zip Code)


                                 (760) 603-0999
                                ----------------
                (Issuer's telephone number, including area code)

          Save On Meds.Net, 7825 Fay Ave, Suite 200, La Jolla, CA 92037
                            (Former name and address)


As of April 30, 2001, there were 9,869,555 (1 vote per share) Common, 8.5 (10,000 votes per share) Convertible Preferred Series AA, and 50 (220,000 votes per share) Convertible Preferred Series J, for a total 20,954,555 shares of the Registrant's voting stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               VOYAGER GROUP, INC.
                          (Formerly Save on Meds. Net)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      (Unaudited)
                                                        April 30,     July 31,
                                                          2001          2000
                                                        ---------     ---------

ASSETS .............................................    $    --       $    --
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable ...............................    $   5,048     $    --
                                                        ---------     ---------

Total Current Liabilities ..........................        5,048          --
                                                        ---------     ---------

Stockholders' Equity:
  Preferred Stock, $.001 par value;
    Series J; 100 shares authorized,
      50 shares issued and outstanding .............         --            --
    Series AA 1996; 1,000 shares
      authorized, 8.5 shares
      issued and outstanding .......................         --            --
  Premium on Preferred Stock .......................        1,320         1,320
  Common Stock; $.001 par value;
    50,000,000 shares authorized;
    9,869,555 shares issued and
    outstanding April 30, 2001 and
    July 31, 2000, respectively ....................        9,869         9,869
  Additional Paid-in Capital .......................       93,149        93,149
  Retained Earnings (Deficit) ......................     (104,338)     (104,338)
  Deficit Accumulated During Development Stage .....       (5,048)         --
                                                        ---------     ---------

     Total Stockholders' Equity ....................       (5,048)         --
                                                        ---------     ---------

Total Liabilities and Stockholders' Equity .........    $    --       $    --
                                                        =========     =========

          See accompanying notes to these interim financial statements

                               VOYAGER GROUP, INC.
                          (Formerly Save on Meds. Net)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Cumulative
                                                                               Since
                                                                            April 1, 2000
                    For the Three Months Ended   For the Nine Months Ended  Inception of
                            April 30,                   April 30,            Development
                        2001          2000          2001          2000          Stage
                     -----------   -----------   -----------   -----------   -----------

Revenues .........   $      --     $      --     $      --     $      --     $      --
                     -----------   -----------   -----------   -----------   -----------

Expenses .........           767          --           5,048          --           5,048
                     -----------   -----------   -----------   -----------   -----------

       Net Loss ..   $       767   $      --     $     5,048   $      --     $     5,048
                     ===========   ===========   ===========   ===========   ===========

Basic & Diluted
    loss per share   $      --     $      --     $      --     $      --
                     ===========   ===========   ===========   ===========








          See accompanying notes to these interim financial statements

                               VOYAGER GROUP, INC.
                          (Formerly Save on Meds. Net)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Cumulative
                                                                             Since
                                                                         April 1, 2000
                                              For the Nine Months Ended   Inception of
                                                      April 30,           Development
                                              -------------------------
CASH FLOWS FROM OPERATING                        2001          2000         Stage
-------------------------                     -----------   -----------   -----------
ACTIVITIES:
Net Loss ..................................   $    (5,048)  $      --     $    (5,048)
Increase (Decrease) in Accounts Payable ...         5,048          --           5,048
                                              -----------   -----------   -----------
  Net Cash Used in operating activities ...          --            --            --
                                              -----------   -----------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities          --            --            --
                                              -----------   -----------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........          --            --            --
Proceeds From Capital Stock Issued ........          --            --            --
                                              -----------   -----------   -----------
  Net cash provided by financing activities          --            --            --
                                              -----------   -----------   -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............          --            --            --
Cash and Cash Equivalents
  at Beginning of Period ..................          --            --            --
                                              -----------   -----------   -----------
Cash and Cash Equivalents
  at End of Period ........................   $      --     $      --     $      --
                                              ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
  Interest ................................   $      --     $      --     $      --
  Franchise Fee and Taxes .................   $      --     $      --     $      --

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None

          See accompanying notes to these interim financial statements

                               VOYAGER GROUP, INC.
                          (Formerly Save on Meds. Net)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2001
                                   (Unaudited)

Basis of Presentation

     The unaudited interim consolidated financial information of Voyager Group, Inc. (formerly Save On Meds.Net) (the "Company"), a Nevada corporation, has been prepared in accordance with Regulations promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2001, and results of operations for the three and nine months ended April 30, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000. The results of operations for the three and nine months ended April 30, 2001 may not be indicative of the results that may be expected for the fiscal year ending July 31, 2001.

Subsequent Events

     On May 8, 2001, the Board of Directors approved resolutions to change the Company's name to Voyager Group, Inc. and a 100 to 1 reverse split of the Company Common Stock.

     On May 31, 2001, the Company filed amended Articles of Incorporation with the state of Nevada changing the Company's name to Voyager Group, Inc.

     On May 31, 2001, the previous Board of Directors resigned and were replaced as follows:

         o        Marvin Higbee, President, Secretary & Director,
         o        Richard Higbee, Vice President, Treasurer & Director,
         o        Meitzu Chen, Director,
         o        Peter Powderham, Director.

     On June 13, 2001, the Company acquired 181.61 shares of Convertible Preferred Series J (convertible to common at 220,000 per share or 39,954,200 shares) of The Voyager Group, Inc., a Delaware corporation, in exchange for
181.61 shares of the Company. As a result of this acquisition, the Company owns approximately 84% of the 47,666,041 outstanding shares on June 13, 2001 of The Voyager Group, Inc., a Delaware corporation.

        UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

On June 13, 2001, Voyager Group, Inc. (Formerly Save On Meds.Net) (the "Company"), a Nevada corporation, entered into a share exchange agreement between the Company and shareholders of The Voyager Group, Inc. , a Delaware corporation. These unaudited pro forma condensed balance sheets and statements of operations are based on the April 30, 2001 unaudited financial statements of the Company contained elsewhere herein, giving effect to the transaction. The unaudited pro forma condensed consolidated balance sheet presents the financial position of the Consolidated corporations, assuming the exchange was completed on April 30, 2001. The unaudited pro forma condensed consolidated statement of operations presents the results of operations of the Consolidated corporations, assuming the exchange was completed on August 1, 2000.

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

                               UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2001

                                                     The
                                     Voyager       Voyager
                                   Group, Inc.    Group, Inc.    Pro Forma       Pro Forma
                                    (Nevada)      (Delaware)    Adjustments        Balance
                                   -----------    -----------    -----------    -----------
ASSETS
Current Assets .................   $      --      $   296,795    $      --      $   296,795
Fixed Assets ...................          --          154,698           --          154,698
Other Assets ...................          --           19,652           --           19,652
                                   -----------    -----------    -----------    -----------
     Total Assets ..............   $      --      $   471,145    $      --      $   471,145
                                   ===========    ===========    ===========    ===========

LIABILITIES &
STOCKHOLDERS' EQUITY
Current Liabilities ............   $     5,048    $ 1,024,445    $      --      $ 1,029,493
Long Term Liabilities ..........          --           16,156           --           16,156
                                   -----------    -----------    -----------    -----------
     Total Liabilities .........         5,048      1,040,601           --        1,045,649

Minority Interest ..............          --             --          (92,138) B     (92,138)

Stockholders' Equity:
  Preferred Series AA ..........          --             --             --             --
  Preferred Series J ...........          --             --                1  A           1
  Preferred Series F ...........          --                8             (8) A        --
  Common Stock .................         9,869            986           (986) A       9,869
  Additional Paid in Capital ...        94,469      3,325,807     (3,325,808) A      94,468
Retained Deficit ...............      (104,338)    (3,896,257)     3,896,257  A    (104,338)
Deficit Accumulated During the
Development Stage ..............        (5,048)          --         (477,318) C    (482,366)
                                   -----------    -----------    -----------    -----------
     Total Stockholders' Deficit        (5,048)      (569,456)        92,138       (482,366)
                                   -----------    -----------    -----------    -----------

     Total Liabilities &
     Stockholders' Equity ......   $      --      $   471,145    $      --      $   471,145
                                   ===========    ===========    ===========    ===========

See accompanying notes to unaudited pro forma condensed consolidated financial statements

                               UNAUDITED PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2001

                                           The
                             Voyager      Voyager
                           Group, Inc.   Group, Inc.    Pro Forma      Pro Forma
                            (Nevada)     (Delaware)    Adjustments      Balance
                          -----------    -----------    -----------   -----------

Sales .................   $      --      $   836,770    $      --      $   836,770
Cost of Sales .........          --          325,103           --          325,103
                          -----------    -----------    -----------   -----------
     Gross Margin .....          --          511,667           --          511,667

Expenses ..............         5,048      1,239,878        477,318 A    1,722,244
                          -----------    -----------    -----------    -----------

Operating Loss ........        (5,048)      (728,211)      (477,318)    (1,210,577)

Other Income (Expense)           --          (42,433)          --          (42,433)

Minority Interest .....          --             --          124,690 B       124,690

Income Taxes ..........          --             (600)          --             (600)
                          -----------    -----------    -----------    -----------

$et Loss ..............   $    (5,048)   $  (771,244)   $  (352,628)    (1,128,920)
                          ===========    ===========    ===========    ===========

Weighted Average Shares     9,869,555        985,641                       985,641

Loss per share ........   $      --      $     (0.78)                  $     (1.15)
                          ===========    ===========                   ===========

See accompanying notes to unaudited pro forma condensed consolidated financial statements

                          NOTES TO UNAUDITED PRO FORMA
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  General

     On June 13, 2001, the Company acquired 181.61 shares of Convertible Preferred Series J (convertible to common at 220,000 per share or 39,954,200 shares) of The Voyager Group, Inc., a Delaware corporation, in exchange for
181.61 shares of the Company. As a result of this acquisition, the Company owns approximately 84% of the 47,666,041 outstanding shares on June 13, 2001 of The Voyager Group, Inc., a Delaware corporation.

(2)  Fiscal Year Ends

     The unaudited pro forma condensed consolidated balance sheet as of April 30, 2001and unaudited pro forma condensed consolidated statement of operations for the nine months ended April 30, 2001, include Voyager Group, Inc.'s (a Nevada corporation) and The Voyager Group, Inc.'s (a Delaware corporation) operations on a common fiscal year.

(3)  Pro Forma Adjustments

     The  adjustments  to  the   accompanying   unaudited  pro  forma  condensed
consolidated balance sheet as of April 30, 2001, are described below:

     (A) Record issuance of Preferred Stock , par value $0.001 per share, and consolidation entries.

     (B) Record minority interests.

     (C) Write of Goodwill.

     The  adjustments  to  the   accompanying   unaudited  pro  forma  condensed
consolidated statements of operations are described below:

     (A) Write of Goodwill.

     (B) Record minority interests.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

Results of Operations - For the quarter ended April 30, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

The Company has no business operations. The Company had $5,048 and $0 in expenses for the three and nine month periods ended April 30, 2001 and 2000. The Company had no revenues for the three and nine month periods ended April 30, 2001 and 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

     Because management controls a majority of the voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fees paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

     There are no arrangements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     On May 8, 2001, the Board of Directors approved resolutions to change the Company's name to Voyager Group, Inc. and a 100 to 1 reverse split of the Company Common Stock.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     On June 13, 2001, the Company acquired 181.61 shares of Convertible Preferred Series J (convertible to common at 220,000 per share or 39,954,200 shares) of The Voyager Group, Inc., a Delaware corporation, in exchange for
181.61 shares of the Company. As a result of this acquisition, the Company owns approximately 84% of the 47,666,041 outstanding shares on June 13, 2001 of The Voyager Group, Inc., a Delaware corporation. (See the Unaudited Pro forma Condensed Consolidated Financial Statements included under Part 1, Item 1 of this filing).

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended April 30, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Voyager Group, Inc.
                               -------------------
                                  (Registrant)


Date:    June 19, 2001                By:   /S/ Marvin Higbee
                                            -----------------------------------
                                            Marvin Higbee, President, Secretary
                                            and Director