Form 10KSB
period 2001-07-31
VOYAGER GROUP INC
filed 2001-11-15
CIK 1029262

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended: July 31, 2001

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To
                               --------------------    -------------------------

Commission file number    0-21961
                       ---------------------------------------------------------

                               Voyager Group, Inc.
                 (Name of Small Business Issuer in its charter)

               Nevada                                            76-0487709
   ------------------------------                             -----------------
  (State or other jurisdiction of                             (I.R.S. Employer
  Incorporation or organization)                             Identification No.)

                       6388 Caste Jon, La Jolla, CA 92037
               (Address of principal executive offices) (Zip Code)

                                 (760) 603-0999
                            Issuer's telephone number

                6354 Corte Del Abeto, Suite F, Carlsbad, CA 92009
                  Former Address, if changed since last report

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                        Name of each exchange on which
   to be so registered                       each class is to be registered
        None                                               None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
             Convertible Preferred Series AA 1996, $0.001 Par Value
                                (Title of Class)

        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.
 Yes  X    No
    -----    -----
                                                            Total pages:    21
                                                                           ----
                                                     Exhibit Index Page:    19
                                                                         ------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year. $ 0
                                                                ---------------

        As of July 31, 2001, there were 25,404,195 (1 vote per share) Common, 0 (10,000 votes per share) Convertible Preferred Series AA, and 20 (220,000 votes per share) Convertible Preferred Series J-2000, for a total 29,804,195 shares of the Registrant's voting stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $325,852 computed at the average bid and asked price as of July 31, 2001.

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

 None

         Transitional  Small Business  Disclosure Format (check one): Yes ; No X

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.        Business.......................................................4

Item 2.        Property......................................................13

Item 3.        Legal Proceedings.............................................13

Item 4.        Submission of Matters to a Vote of Security Holders...........13

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters......13

Item 6.        Management's Discussion and Analysis or Plan of Operations....15

Item 7.        Financial Statements..........................................15

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure..........................................15

PART III

Item  9.       Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.............16

Item 10.       Executive Compensation........................................17

Item 11.       Security Ownership of Certain Beneficial Owners and Management18

Item 12.       Certain Relationships and Related Transactions................19

Item 13.       Exhibits and Reports on form 8-K..............................19

                                     PART I

Item 1.        Description of Business.

General

Voyager  Group,  Inc.  (a  Nevada   Corporation)  (  the  "Company")  was  first
incorporated in the State of Nevada on June 12, 1990 as EEE-Hunter Associates Inc. July 27, 1995 Company changed domicile to the State of Texas with a plan or reorganization and revival, merged into a Texas Corporation, EEE-Energy Consultants, Inc.

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

On June 13, 2001, the Company acquired 181.61 shares of Convertible Preferred Series J (convertible to common at 220,000 per share or 39,954,200shares) of Voyager Group, Inc., a Delaware corporation, in exchange for 181.61 shares of the Company. Because of this acquisition the Company changed its name from Save on Meds.Net to Voyager Group, Inc. On October 19, 2001, both companies mutually agreed to terminate the merger and the
181.61 shares were returned to treasury and Voyager Group, Inc, (A Nevada Corporation) returned to the same position it was in before the merger, except the Company decided to keep the name Voyager Group, Inc.

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

Employees

The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation until July 31, 2002. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately one hundred hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

Item 2.        Description of Property

        The Company maintains a corporate mail drop at P.O. Box 8029, CasteJon Drive, La Jolla, California. The company owns no real property. As of July 31, 2001, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 3.        Legal Proceedings.

        The Company is not engaged in any legal proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders.

        No matters were subject to a vote of security holders during the fiscal year 2001, through the solicitation of proxies.

PART II

Item 5.        Market for Common Equity and Related Shareholder Matters.

        The Company's common stock trades over-the-counter on the NASDAQ Bulletin Board with the trading symbol "SVMD." The following high and low sales prices for the Company stock as reported on the Nasal Bulletin Board for the period indicated:


2001                       High            Low
----                       ----            ---
First Quarter           $      0.19    $      0.06
Second Quarter                 0.08           0.00
Third Quarter                  0.06           0.00
Fourth Quarter                 0.00           0.00

2000                    High               Low
----                    ----               ---
First Quarter           $      0.94    $      0.19

Second Quarter                 6.25           0.13
Third Quarter                  6.75           1.13
Fourth Quarter                 1.88           0.13


Shareholders

        The number of shareholders of record of the Company's common stock as of July 31, 2001 was approximately 210.

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

Recent Sales of Unregistered Securities.

        On June 13, 2001, the Company established a Convertible Preferred Stock Series J 2000 consisting of twenty shares (20) (convertible to 440,000 shares common) par value $.001. The convertible preferred stock series J was issued to six "accredited investors" as defined in Regulation D, Rule 501 of the United Securities and Exchange Act of 1933.

        Also on June 13, 2001, the Company issued 3,220,495 shares to help cover general and administrative costs incurred by the Company.

         On July 1, 2001, Mr. Marlen Johnson, the Company's President, converted his 50 Convertable Preferred Stock series J-1999 into Common Stock.

        On July 5, 2001, the remaining 8.5 shares of Preferred Series AA was converted into Common Stock at the conversion rate of 10,000.

        On July 6, 2001, the Company during the past year issued 11,000,000 shares of Common Stock to Peter Powderham and Associates, a consultant, who plans to take counsel of further worldwide operations. The shares were issued at par value.

        On October 19, 2001, the Board of Directors voted to increase the total authorized shares of Common Stock from fifty million to two billion fifty million common shares. The par value remained unchanged at $.001.

        Also on October 19, 2001, the Board of Directors authorized Preferred Convertible Stock Series Z-2001, with an authorized two million shares and a Par Value of $.001. This Preferred Stock can be converted into Common Stock on a ration of 1 Preferred to 1 million Common.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Since April 1, 2000, the Company is in the development stage, and has not commenced planned principal operations. No operations were conducted and no revenues were generated in the fiscal year. The Company at year-end had no capital and no cash, and no other assets whatsoever. During the fiscal year ended July 31, 2001, the Company incurred general and administrative expenses and consulting fees.

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

        The management of the Company does not believe that inflation has had any material effect on the Company during the year ended July 31, 2001.

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

Name                         Position                            Term of Office

Marlen Johnson      President, Secretary,            October 19, 2001 to present
                    Director

Michael Johnson     Vice President, Director         October 19, 2001 to present

Ray Rothschild      Director                         October 19, 2001 to present


May 31, 2001        Mr. Michael Johnson resigned as President, Vice President,
                    Secretary and Director

                    Mrs. Erma Johnson resigned as Director

                    Mr. Jay Goldstein resigned as Director

                    Mr. Marvin Higbee appointed as President and Director

                    Mr. Richard Higbee appointed Vice President and Director

                    Ms. Metz Chen appointed Director


October 19, 2001  Mr.Marvin Higbee, Mr Jay Goldstein and Ms. Metz resigned from their positions

                 Mr. Marlen Johnson appointed President, Secretary, and Director

                 Mr. Michael Johnson appointed as Vice President and Director

                 Mr. Ray Rothschild appointed as Director


Mr. Marlen Johnson, President, Secretary and Director.

         Mr. Marlen Johnson was appointed as President, Secretary and Director on October 19, 2001. Mr. Johnson's background includes working in private investments in subordinated debentures and working capital financing. His experience includes Christian Dalloz SA, Francois Faiveley Participations, Financiere Faiveley C.V.V.B., S.B.E.V., Faiveley Freres and Cosodec. Currently, Mr. Johnson is involved with private investments, in which he is engaged in various trading strategies involving equities, debt instruments and derivatives. Mr. Johnson maintains an interest in private investment funds where he invests in private non public companies.

Mr. Michael Johnson Vice President and Director.

        Mr. Michael Johnson was appointed Vice President and Director of the Company. He has been a Director since July 17,1996 and Vice President from June 14, 1999 until May 31, 2001 and Secretary from June 14, 1999 to May 31, 2001. On July 31, 2000, Mr. Johnson was appointed President of the Company, but resigned on May 31, 2001.

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

Mr. Ray Rothschild, Director

Mr. Rothschild was appointed Director on October 19, 2001. He received his Bachelor of Arts Degree in Business Administration from UCLA. Mr. Rothschild also received a Doctorate of Law degree from the University of New York. Up until 1980, Mr. Rothschild was a private investment banker in Paris, France, and was also Chairman of the Investment Policy. His resignation was granted in 1980 to act as a private investor

Item 10.       Executive Compensation.


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

Item 11.       Security Ownership of Certain Beneficial Owners and Management

Voting Securities and Principal Holders Thereof

        The following table sets forth, as of July 31, 2001 the number of shares of the Company's voting securities owned by (1) each person known to the Company to be the beneficial owner of more than five percent of the Company's outstanding voting securities, (2) the executive officers and directors of the Company individually, and (3) the executive officers and directors of the Company as a group. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's voting securities listed for such person in the table.

Class
Name/Address                          Number of Shares          Percent of Class

Common Stock

        Powderham & Associates              11,000,000                       43%
        6354Corte Del Aberto
        Carlsbad, CA 92009

Preferred Stock

        Aspen Taylor Trust                  7.5                              38%
        P.O. Box 8029
        La Jolla, CA 92038

Directors and Executive Officers

        Mr. Marlen Johnson                  11,000,000                       43%
        Box 8029                            Common
        La Jolla, CA 92038

        Officers and Directors as a
        Group                               11,000,000                       43%

Item 12.       Certain Relationships and Related Transactions.

        On July 1, 2001, Mr. Marlen Johnson, the Company's President, converted 50 Convertible Preferred Stock series J-1999 into 11,000,000 shares of Common Stock.

Item 13.       Exhibits and Reports on Form 8-K.

    (a) The following documents are filed as part of this report:
     o      Certificate Amending Articles of Incorporation of Voyager Group, Inc
     o      Convertible Preferred Series Z - Designation of Rights

Financial Statements
                                                                           PAGE


Independent Auditor's Report..............................................F - 1

Balance Sheet
  July 31, 2001 and 2000..................................................F - 2

Statements of Income for the
  For the Years Ended July 31, 2001 and 2000..............................F - 3

Statement of Cash Flows for the
  For the Years Ended July 31, 2001 and 2000..............................F - 4

Statements of Stockholders Equity
  Since June 13, 1990 (Inception) to July 31, 2001 .......................F - 5

Notes to Financial Statements............................................F - 10

2.  Financial Statement Schedules

        The following financial statement schedules required by Regulation S-X are included herein.

        All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

        The following exhibits are included as part of this report:

Exhibit
Number         Exhibit
------         -----------------------------------------------------------------

3.1 Articles of Incorporation and By-Laws of EEE-Energy Consultants, Inc. (Formerly EEE-Hunter Associates, Inc.)(1)
3.2      Certificate  of Amending  Articles of  Incorporation  of Voyager Group,
         Inc.
4.1      Purchase Agreement --Convertible Preferred Stock Series J (2)
4.2      Convertible Preferred Series J - Designation of Rights (2)
4.3      Investor Rights Agreement (2)
4.4      Convertible Preferred Series Z - Designation of Rights
23.1     Consent of Robison, Hill & Co.(1)


(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB/A Amendment #2 filed on November 20, 1997.

(2) Incorporated by reference to the Registrant's registration statement on Form filed on December 26, 2000.

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

VOYAGER GROUP, INC.

DATE:   November 14, 2001

By:         /S/ Marlen Johnson
        -----------------------------
        Marlen Johnson, President, Secretary
        and Director

By:        /S/ Michael Johnson
        ----------------------------------
        Michael Johnson, Vice President
        and Director

By:       /S/ Ray Rothschild
        ------------------------------
        Ray Rothschild, Director

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      - : -

                             JULY 31, 2001 AND 2000

                                    CONTENTS


                                                                           Page

Independent Auditor's Report..............................................F - 1

Balance Sheet
  July 31, 2001 and 2000..................................................F - 2

Statements of Income
  For the Years Ended July 31, 2001 and 2000..............................F - 3

Statement of Cash Flows
  For the Years Ended July 31, 2001 and 2000..............................F - 4

Statements of Stockholders' Equity
  Since June 13, 1990 (Inception) to July 31, 2001 .......................F - 5

Notes to Financial Statements............................................F - 10

                          Independent Auditor's Report


To the Stockholders
of Voyager Group, Inc.
(A Nevada Corporation)
(A Development Stage Company)


        We have audited the balance sheet of Voyager Group, Inc.(A Nevada Corporation), (a development stage company) as of July 31, 2001 and 2000, and the related statements of income and cash flows for the two years then ended and the statement of stockholders' equity since June 13, 1990 (inception) to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Voyager Group, Inc.(A Nevada Corporation), (a development stage company) as of July 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
October 31, 2001

                                     VOYAGER GROUP, INC.
                                   (A Nevada Corporation )
                                (A Development Stage Company)
                                         BALANCE SHEET

                                                                          July 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
ASSETS

Total Assets                                                   $             -  $            -
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                           $         7,064  $            -
    Accrued Liabilities                                                      -               -
                                                               ---------------  --------------

Total Current Liabilities                                                7,064               -
                                                               ---------------  --------------

Stockholders' Equity:

  Preferred Stock, $.001 par value;
    Series J-1999; 50 shares authorized,
      0 and 50 shares issued and outstanding                                 -               -
    Series J-2000; 1,000 shares authorized,
      20 and 0 shares issued and outstanding                                 -               -
    Series AA 1996; 1,000 shares
      authorized, 0 and 8.5 shares
      issued and outstanding                                                 -               -
  Premium on Preferred Stock                                                 -           1,320
  Common Stock; $.001 par value;
    50,000,000 shares authorized;
    25,404,195 and 9,869,555 shares
    issued and outstanding July 31, 2001
    and 2000, respectively                                              25,404           9,869
  Additional Paid-in Capital                                            93,155          93,149
  Retained Earnings (Deficit)                                         (104,338)       (104,338)
  Deficit Accumulated During Development Stage                         (21,285)              -
                                                               ---------------  --------------

     Total Stockholders' Equity                                         (7,064)              -
                                                               ---------------  --------------

Total Liabilities and Stockholders' Equity                     $             -  $            -
                                                               ===============  ==============

          The accompanying notes are an integral part of these financial statements.

                                     VOYAGER GROUP, INC.
                                   (A Nevada Corporation )
                                (A Development Stage Company)
                                     STATEMENT OF INCOME

                                                                                  Cumulative
                                                                                    Since
                                                                                April 1, 2000
                                                    For the Year Ended          Inception of
                                                          July 31,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------

Sales                                          $             - $             -  $            -
Cost of Sales                                                -               -               -
                                               --------------- ---------------  --------------
     Gross Margin                                            -               -               -

Selling & Marketing                                          -               -               -
Research & Development                                       -               -               -
General & Administrative                                21,285               -          21,285
                                               --------------- ---------------  --------------

Net Income (Loss) from
    Operations                                         (21,285)              -         (21,285)
Other Income (Expense)
  Interest                                                   -               -               -
                                               --------------- ---------------  --------------
Income (Loss) Before Income
  Taxes                                                 21,285               -          21,285
Income Tax Benefit (Expense)                                 -               -               -
                                               --------------- ---------------  --------------

Net Income (Loss)                              $       (21,285)$             -  $      (21,285)
                                               =============== ===============  ==============

Earnings (Loss) Per Common Share:

  Basic & Diluted                              $             - $             -
                                               =============== ===============












          The accompanying notes are an integral part of these financial statements.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                Cumulative
                                                                                                  Since
                                                                                              April 1, 2000
                                                                    For the Year Ended         Inception of
                                                                         July 31,              Development
                                                              ------------------------------
                                                                   2001            2000           Stage
                                                              --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                           $      (21,285) $            -  $      (21,285)
         Common Stock Issued for Expenses                             14,221                          14,221
         Increase (Decrease) in Accounts Payable                       7,064               -           7,064
         Increase (Decrease) in Accrued Liabilities                        -               -               -
                                                              --------------  --------------  --------------
         Net cash used in operating activities                             -               -               -

Cash Flows from Investing Activities:
        Net cash provided by investing activities                          -               -               -
                                                              --------------  --------------  --------------

Cash Flows from Financing Activities:
    Capital contributed by shareholder                                     -               -               -
                                                              --------------  --------------  --------------
         Net cash provided by financing activities
                                                                           -               -               -
                                                              --------------  --------------  --------------
Net change in cash and cash equivalents                                    -               -               -
Cash and cash equivalents at beginning of year                             -               -               -
                                                              --------------  --------------  --------------

Cash and cash equivalents at end of year                      $            -  $            -  $            -
                                                              ==============  ==============  ==============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
        Interest                                              $            -  $            -  $            -
        Franchise and income taxes                            $            -  $            -  $            -

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:
NONE

During June 1999, $35,868 in shareholder loans were converted to paid in capital.

                 The accompanying notes are an integral part of these financial statements.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY Since
                   June 13, 1990 (Inception) to July 31, 2001

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                 Preferred Stock             Common                          Additional                   During
                         -----------------------------------
                         Series  Series  Series              Stock To       Common Stock      Paid-in       Retained    Development
                                    J       J                           ----------------------
                           AA     1999    2000    Premium    Be Issued   Shares      Amount    Capital      Earnings       Stage
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------
Issuance of Stock to
  Officers, Directors
  and Others for
  Organization Costs
  on April 10, 1991 ...    --      --      --    $      --      --         900,000  $    900  $     8,100  $      --     $     --
Net Loss from Inception    --      --      --           --      --            --        --           --           --           --
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 1991 .    --      --      --           --      --         900,000       900        8,100         --           --

Net Loss For Year
  Ended July 31, 1992 .    --      --      --           --      --            --        --           --           --           --
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 1992 .    --      --      --           --      --         900,000       900        8,100         --           --

Net Loss For Year
  Ended July 31, 1993 .    --      --      --           --      --            --        --           --           --           --
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 1993 .    --      --      --           --      --         900,000       900        8,100         --           --

Net Loss For Year
  Ended July 31, 1994 .    --      --      --           --      --            --        --           --         (9,000)        --
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 1994 .    --      --      --           --      --         900,000       900        8,100       (9,000)        --

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY Since
                   June 13, 1990 (Inception) to July 31, 2001
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                 Preferred Stock             Common                          Additional                   During
                         -----------------------------------
                         Series  Series  Series              Stock To       Common Stock      Paid-in       Retained    Development
                                    J       J                           ----------------------
                           AA     1999    2000    Premium    Be Issued   Shares      Amount    Capital      Earnings       Stage
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------
Acquisition of Voyager
  Group, Inc. .........     360    --      --          5,321    --            --        --           --           --           --
Net Income for Year
  Ended July 31, 1995 .    --      --      --           --      --            --        --           --           --           --
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 1995 .     360    --      --          5,321    --         900,000       900        8,100       (9,000)        --

Issued Stock For:
  Cash ................    --      --      --           --      --      17,078,010    17,078       14,876         --           --
  Cash Connected with
  Reverse Acquisition .     640    --      --        150,010    --            --        --           --           --           --

Shares Returned to
  Treasury ............    --      --      --           --      --     (15,000,000)  (15,000)      15,000         --           --

Net Income for Year
  Ended July 31, 1996 .    --      --      --           --      --            --        --           --        (31,954)        --
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance August 1, 1996    1,000    --      --        155,331    --       2,978,010     2,978       37,976      (40,954)        --

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY Since
                   June 13, 1990 (Inception) to July 31, 2001
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                 Preferred Stock             Common                          Additional                   During
                         -----------------------------------
                         Series  Series  Series              Stock To       Common Stock      Paid-in       Retained    Development
                                    J       J                           ----------------------
                           AA     1999    2000    Premium    Be Issued   Shares      Amount    Capital      Earnings       Stage
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------
Shares Issued For:
  Services
    October 27, 1996 ..    --      --      --           --      --         150,000       150      149,850         --           --
  Reg D Offering
    November 11, 1996 .    --      --      --           --      --         250,000       250      244,750         --           --
  Services April 11, 1997  --      --      --           --      --         200,000       200      424,800         --           --
  Settlement Effective
    August 1, 1996 ....    --      --      --           --       300          --        --         63,085         --           --
Net Loss Year Ended
   July 31, 1997 ......    --      --      --           --      --            --        --           --        (63,384)        --
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 1997 .   1,000    --      --        155,331     300     3,578,010     3,578      920,461     (104,338)        --
Shares Issued For:
  Conversion Preferred      (10)   --      --           --      --         100,000       100         (100)        --           --
  Employees ...........    --      --      --           --      --         434,000       434       42,966         --           --
  Legal Settlement ....    --      --      --           --      (300)      300,000       300         --           --           --
  Top-up agreement ....    --      --      --           --      --         425,000       425         (425)        --           --
  Warrant Exercises ...    --      --      --           --      --       1,000,000     1,000        9,000         --           --
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 1998 .     990    --      --        155,331    --       5,837,010     5,837      971,902     (104,338)        --


                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY Since
                   June 13, 1990 (Inception) to July 31, 2001
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                 Preferred Stock             Common                          Additional                   During
                         -----------------------------------
                         Series  Series  Series              Stock To       Common Stock      Paid-in       Retained    Development
                                    J       J                           ----------------------
                           AA     1999    2000    Premium    Be Issued   Shares      Amount    Capital      Earnings       Stage
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------
Retroactive Adjustment
  For Reverse Stock Split
  6 to 1 effective
  January 31, 2000 ....    --      --      --           --      --      (4,864,175)   (4,864)       4,864         --           --
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Restated Balance
  July 31, 1998 .......     990    --      --        155,331    --         972,835       973      976,766     (104,338)        --

Shares Issued For:
  Cash ................    --       100    --         50,000    --         133,333       133       49,867         --           --
  Consulting ..........    --      --      --           --      --         361,667       362      825,388         --           --
  Conversion Preferred     (135)   --      --           --      --         225,000       225         (225)        --           --
  Shareholder Loans ...    --      --      --           --      --            --        --         35,868         --           --
  Directors Fees ......    --      --      --           --      --         183,333       183      109,817         --           --
  Investor Relations ..    --      --      --           --      --           4,000         4       22,496         --           --
  Med Advisory Board ..    --      --      --           --      --           4,167         4       21,090         --           --
  Promotion ...........    --      --      --           --      --           4,745         5        8,907         --           --
  Research & Developmt     --      --      --           --      --          33,333        33       49,967         --           --
  Top-up agreement ....    --      --      --           --      --         166,667       167         (167)        --           --
Net Loss Year Ended
  July 31, 1999 .......    --      --      --           --      --            --        --           --           --           --
  Patent ..............    --      --      --           --      --            --        --         25,000         --           --
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 1999 .     855     100    --        205,331    --       2,089,080     2,089    2,124,774     (104,338)        --

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY Since
                   June 13, 1990 (Inception) to July 31, 2001
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                 Preferred Stock             Common                          Additional                   During
                         -----------------------------------
                         Series  Series  Series              Stock To       Common Stock      Paid-in       Retained    Development
                                    J       J                           ----------------------
                           AA     1999    2000    Premium    Be Issued   Shares      Amount    Capital      Earnings       Stage
                         ------  ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------
Shares Issued For:                                                          -
  Conversion Preferred     (847)   --      --       (154,011)   --       5,040,000     5,040      148,972         --           --
  Spin Off of Subsidiary-
    Voyager Group, Inc.    --      --      --           --      --       2,740,475     2,740   (2,225,538)        --           --
  Canceled Series J ...    --       (50)   --        (50,000)   --            --        --         44,940         --           --
Net Loss Year Ended
  July 31, 2000 .......    --      --      --           --      --            --        --           --           --           --
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 2000 .       8      50    --          1,320    --       9,869,555     9,869       93,148     (104,338)        --
  May 8, 2001, 100 to 1
  Reverse Stock Split .    --      --      --           --      --      (9,770,859)   (9,771)       9,771         --           --
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Restated Balance
  July 31,2000 ........       8      50    --          1,320    --          98,696        98      102,919     (104,338)        --

Shares Issued For:
  Expenses ............    --      --        20         --      --       3,220,499     3,221         --           --           --
  Consulting ..........    --      --      --           --      --      11,000,000    11,000         --           --           --
  Conversion Preferred     --       (50)   --           --      --      11,000,000    11,000      (11,000)        --           --
  Conversion Preferred       (8)   --      --         (1,320)   --          85,000        85        1,236         --           --
Net Loss for the Year
  Ended July 31, 2001 .    --      --      --           --      --            --        --           --           --        (21,285)
                                 ------  ------  -----------  ------  ------------  --------  -----------  -----------   ----------

Balance July 31, 2001 .    --      --        20  $      --      --      25,404,195  $ 25,404  $    93,155  $  (104,338)  $  (21,285)
                         ======  ======  ======  ===========  ======  ============  ========  ===========  ===========   ==========

         The accompanying notes are an integral part of these financial statements.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000


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

        On March 31, 2000, Save on Meds. Net spun off its subsidiary Voyager Group, Inc. On June 13, 2001, the Company acquired 181.61 shares of Convertible Preferred Series J (convertible to common at 220,000 per share or 39,954,200 shares) of Voyager Group, Inc., a Delaware corporation, in exchange for 181.61 shares of the Company. Because of this acquisition the Company changed its name from Save on Meds.Net to Voyager Group, Inc. On October 19, 2001, both companies mutually agreed to terminate the merger and the 181.61 shares were returned to treasury and Voyager Group, Inc, (A Nevada Corporation) returned to the same position it was in before the merger, except the Company decided to keep the name Voyager Group, Inc.

        Since April 1, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of July 31, 2001 The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

        For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                      Per-Share
                                             Income     Shares          Amount
                                          (Numerator) (Denominator)

                                            For the year ended July 31, 2001
Basic Loss per Share
Loss to common shareholders               $   (21,285)  12,456,802  $         -
                                          ===========  ===========  ===========


                                            For the year ended July 31, 2000
Basic Loss per Share
Loss to common shareholders               $         -   19,569,457  $         -
                                          ===========  ===========  ===========

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for July 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the 2001 presentation.

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

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - PREFERRED STOCK (Continued)

        On June 13, 2001, the Company created convertible Preferred Convertible Stock Series J- 2000, authorizing the issuance of 1,000 shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 220,000 shares of common stock per preferred share converted.

        On October 19, 2001, the Company created convertible Preferred Convertible Stock Series Z-2001, authorizing the issuance of two million shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 1,000,000 shares of common stock per preferred share converted.

NOTE 3 - COMMITMENTS

        As of July 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - INCOME TAXES

        As of July 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $125,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000
                                   (Continued)


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

        On May 8, 2001, the Board of Directors authorized 100 to 1 reverse stock split on common stock. As a result of the split, 9,770,859 common shares were canceled. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 have been restated to reflect the stock split.

NOTE 7 - SUBSEQUENT EVENTS

        On June 13, 2001, the Company acquired 181.61 shares of Convertible Preferred Series J (convertible to common at 220,000 per share or 39,954,200shares) of Voyager Group, Inc., a Delaware corporation, in exchange for 181.61 shares of the Company. Because of this acquisition the Company changed its name from Save on Meds.Net to Voyager Group, Inc. On October 19, 2001, both companies mutually agreed to terminate the merger and the 181.61 shares were returned to treasury and Voyager Group, Inc, (A Nevada Corporation) returned to the same position it was in before the merger.

        On October 19, 2001, the Board of Directors voted to increase the total authorized shares of Common Stock from fifty million to two billion fifty million common shares. The par value remained unchanged at $.001.

        Also on October 19, 2001, the Company created convertible Preferred Convertible Stock Series Z-2001, authorizing the issuance of two million shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 1,000,000 shares of common stock per preferred share converted.