Form 10QSB
period 2001-10-31
VOYAGER GROUP INC
filed 2001-12-28
CIK 1029262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2001

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission file number: 0-21961


                               Voyager Group, Inc.
        (Exact name of small business issuer as specified in its charter)



              NEVADA                                      76-0487709
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                     Identification No.)


                       6388 Caste Jon, La Jolla, CA 92037
               (Address of principal executive offices, Zip Code)


                                 (760) 603-0999
                (Issuer's telephone number, including area code)



The number of shares outstanding of the issuer's common stock as of October 31, 2001 was 522,412,585.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT


Voyager Group, Inc.
(A Nevada Corporation)
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Voyager Group, Inc.(A Nevada Corporation) (a development stage company) as of October 31, 2001 and July 31, 2001, and the related statements of operations and cash flows for the three months ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
December 14, 2001

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                   October 31,     July 31,
                                                                    2001             2001
                                                               ---------------  --------------
ASSETS
Total Assets- Note Receivable                                  $       237,157  $            -
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                           $         7,363  $        7,064
                                                               ---------------  --------------

Total Current Liabilities                                                7,363           7,064
                                                               ---------------  --------------

Stockholders' Equity:

  Preferred Stock, $.001 par value;
    Series J-1999; 50 shares authorized,
      0 and 50 shares issued and outstanding                                 -               -
    Series J-2000; 1,000 shares authorized,
      60 and 20 shares issued and outstanding                                -               -
    Series AA 1996; 1,000 shares authorized,
      0 and 0 shares issued and outstanding                                  -               -
   Series Z-2001; 2,000,000 shares authorized,
      1,100 and 0 issued and outstanding                                     1               -
  Common Stock; $.001 par value;
    2,050,000,000  shares authorized;
    522,412,585 and 25,404,195 shares
    issued and outstanding October 31, 2001
    and July 31, 2001, respectively                                    522,413          25,404
  Additional Paid-in Capital                                         1,133,545          93,155
  Retained Earnings (Deficit)                                         (104,338)       (104,338)
  Deficit Accumulated During Development Stage                      (1,321,827)        (21,285)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        229,794          (7,064)
                                                               ---------------  --------------

Total Liabilities and Stockholders' Equity                     $       237,157  $            -
                                                               ===============  ==============

                 See accompanying notes and accountants' report

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                April 1, 2000
                                                 For the Three Months Ended      Inception of
                                                         October 31,             Development
                                                     2001           2000            Stage
                                               --------------- ---------------  --------------
Revenues                                       $             - $             -  $            -
                                               --------------- ---------------  --------------

Expenses                                             1,301,125               -       1,322,410
                                               --------------- ---------------  --------------

       Operating Loss                               (1,301,125)                   - (1,322,410)

Other Income (Expense)
      Interest                                             583               -             583
                                               --------------- ---------------  --------------

       Net Loss                                $    (1,300,542)$             -  $   (1,321,827)
                                               =============== ===============  ==============

Basic & Diluted  loss per share                $             - $             -
                                               =============== ===============













                       See accompanying notes and accountants' report.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                April 1, 2000
                                                 For the Three Months Ended      Inception of
                                                         October 31,             Development
                                               -------------------------------
CASH FLOWS FROM OPERATING                           2001            2000            Stage
-------------------------
                                               --------------- ---------------  --------------
ACTIVITIES:
Net Loss                                       $    (1,300,542)$             -  $   (1,321,827)
Common Stock Issued for Expenses                     1,064,254               -       1,078,475
Common Stock Issued for Note Receivable                236,573               -         236,573
Increase in Notes Receivable-Accrued Interest             (584)              -            (584)
Increase (Decrease) in Accounts Payable                    299               -           7,363
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                      -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                  -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Capital Stock Issued                           -               -               -
                                               --------------- ---------------  --------------
  Net cash provided by financing activities                  -               -               -
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
  Interest                                     $             - $             - $             -

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

                 See accompanying notes and accountants' report

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

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

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Nature of Business

venture of virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate on only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk ro shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                (Numerator)     (Denominator)

                                                For the three months ended October 31, 2001
Basic Loss per Share
Income to common shareholders                 $    (1,300,542)     422,726,488  $            -
                                              ===============  ===============  ==============

                                                For the three months ended October 31, 2000
Basic Loss per Share
Loss to common shareholders                   $             -        2,177,647  $            -
                                              ===============  ===============  ==============

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

        Convertible Preferred Stock Series J also includes a royalty certificate for each "Major Investor" (meaning investors owning over 10 shares of Series J preferred stock or common stock

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)

NOTE 2 - PREFERRED STOCK (Continued)
------------------------

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

NOTE 3 - INCOME TAXES

        As of October 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,425,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

        As of October 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)

NOTE 6 - STOCK SPLIT / DIVIDEND

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

        On August 23, 2001, the Board of Directors authorized a 2 for 1 stock dividend. As a result of the dividend, 80 Preferred Series J-2000 and 50,808,390 Common Shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 have been restated to reflect the stock dividend.

NOTE 7 - NOTE RECEIVABLE

         On October 19, 2001, the Company's President exchanged a promissory note receivable from Voyager Group (Delaware Corporation) and services for issuance of 700 Preferred Series Z-2001 and 433,000,000 common stock. The current value of the note was $236,573 with an interest rate of 7.5% per annum. The transaction was recorded at par value of $.001 with the difference being treated as income to the Company's President.

        Interest of $583 has been accrued as of October 31, 2001 on the note.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

Results of Operations -For the quarter ended October 31, 2001 compare to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

The Company has no business operations. The Company had $1,301,125 and $0 in expenses for the three month period ended October 31, 2001 and 2000. The Company had no revenues for the three month period ended October 31, 2001 and 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

        Because management controls the majority of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fees paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

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

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended October 31, 2001.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VOYAGER GROUP, INC.

                                  (Registrant)


Date:    December 28, 2001            By:    /S/ Marlen Johnson
                                           -----------------------------
                                           Marlen Johnson, President, Secretary
                                           and Director
                                           (Principle Executive &
                                            Financial Officer)