Form 10QSB
period 2002-01-31
VOYAGER GROUP INC
filed 2002-03-26
CIK 1029262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2002

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



The number of shares outstanding of the issuer's common stock as of January 31, 2002 was 522,412,585.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT


Voyager Group, Inc.
(A Nevada Corporation)
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Voyager Group, Inc.(A Nevada Corporation) (a development stage company) as of January 31, 2002 and July 31, 2001, and the related statements of operations for the three and six months and cash flows for the six months ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 22, 2002

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                   January 31,     July 31,
                                                                    2001             2001
                                                               ---------------  --------------
ASSETS
Total Assets- Note Receivable                                  $       241,632  $            -
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                           $         5,053  $        7,064
                                                               ---------------  --------------

Total Current Liabilities                                                5,053           7,064
                                                               ---------------  --------------

Stockholders' Equity:

  Preferred Stock, $.001 par value;
    Series J-1999; 50 shares authorized,
      0 and 50 shares issued and outstanding                                 -               -
    Series J-2000; 1,000 shares authorized,
      60 and 20 shares issued and outstanding                                -               -
    Series AA 1996; 1,000 shares authorized,
      0 and 0 shares issued and outstanding                                  -               -
   Series Z-2001; 2,000,000 shares authorized,
      1,100 and 0 issued and outstanding                                     1               -
  Common Stock; $.001 par value;
    2,050,000,000 shares authorized;
    522,412,585 and 25,404,195 shares
    issued and outstanding January 31, 2002
    and July 31, 2001, respectively                                    522,413          25,404
  Additional Paid-in Capital                                         1,137,721          93,155
  Retained Earnings (Deficit)                                         (104,338)       (104,338)
  Deficit Accumulated During Development Stage                      (1,319,218)        (21,285)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        236,540          (7,064)
                                                               ---------------  --------------

Total Liabilities and Stockholders' Equity                     $       241,632  $            -
                                                               ===============  ==============

                 See accompanying notes and accountants' report

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                 Cumulative
                                                                                    Since
                                                                                April 1, 2000
                        For the Three Months Ended   For the Six Months Ended   Inception of
                               January 31,                 January 31,           Development
                            2002          2001          2002         2001           Stage
                       -------------- ------------- ------------ ------------- ---------------
Revenues               $            - $           - $          - $           - $             -
                       -------------- ------------- ------------ ------------- ---------------

Expenses                        1,866         4,281    1,302,991         4,281       1,324,276
                       -------------- ------------- ------------ ------------- ---------------

       Operating Loss          (1,866)       (4,281)  (1,302,991)       (4,281)     (1,324,276)

Other Income                        -             -            -             -               -
(Expense)

       Interest                 4,475             -        5,058             -           5,058
                       -------------- ------------- ------------ ------------- ---------------

       Net Income (Loss$        2,609 $      (4,281)$ (1,297,933)$      (4,281)$    (1,319,218)
                       ============== ============= ============ ============= ===============

Basic & Diluted
       loss per share  $            - $           - $          - $           -
                       ============== ============= ============ =============













                       See accompanying notes and accountants' report.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                April 1, 2000
                                                  For the Six Months Ended       Inception of
                                                         January 31,             Development
                                               -------------------------------
CASH FLOWS FROM OPERATING                           2002            2001            Stage
-------------------------
                                               --------------- ---------------  --------------
ACTIVITIES:
Net Loss                                       $    (1,297,933)$        (4,281) $   (1,319,218)
Common Stock Issued for Expenses                     1,064,254               -       1,078,475
Common Stock Issued for Note Receivable                236,573               -         236,573
Increase in Notes Receivable-Accrued Interest           (5,059)              -          (5,059)
Increase (Decrease) in Accounts Payable                 (2,011)          4,281           5,053
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                 (4,176)              -          (4,176)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                  -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances                       4,176                           4,176
Proceeds From Capital Stock Issued                           -               -               -
                                               --------------- ---------------  --------------
  Net cash provided by financing activities              4,176               -           4,176
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
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

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

                 See accompanying notes and accountants' report

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

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

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)

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

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                (Numerator)     (Denominator)

                                                For the Three Months Ended January 31, 2002
Basic Income per Share
Income to common shareholders                 $         2,609      526,812,585  $            -
                                              ===============  ===============  ==============

                                                 For the Six Months Ended January 31, 2002
Basic Loss per Share
Income to common shareholders                 $    (1,297,933)   1,029,489,578  $            -
                                              ===============  ===============  ==============

                                                For the Three Months Ended January 31, 2001
Basic Loss per Share
Income to common shareholders                 $        (4,281)       9,869,555  $            -
                                              ===============  ===============  ==============

                                                 For the Six Months Ended January 31, 2001
Basic Loss per Share
Loss to common shareholders                   $        (4,281)       9,869,555  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive or immaterial for 2002 and 2001 and are thus not considered.

NOTE 2 - PREFERRED STOCK

        On July 17, 1996 the Company created convertible Preferred Stock Series AA 1996, authorizing the issuance of 1,000 shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 10,000 shares of common stock per preferred share converted.

        On July 21, 1999 the Company created convertible Preferred Stock Series J-1999, authorizing the issuance of 100 shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 220,000 shares of common stock per preferred share converted. In the event of any voluntary or involuntary liquidation, the holders of Series J preferred stock are entitled to an amount equal to the net book value of the corporation plus

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)

NOTE 2 - PREFERRED STOCK (Continued)

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

NOTE 3 - INCOME TAXES

        As of January 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,425,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)

NOTE 4 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

        As of January 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                               VOYAGER GROUP, INC.
                             (A Nevada Corporation )
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)


NOTE 7 - NOTE RECEIVABLE

        On October 19, 2001, the Company's President exchanged a promissory note receivable from Voyager Group (Delaware Corporation) and services for issuance of 700 Preferred Series Z-2001 and 433,000,000 common stock. The current value of the note was $236,573 with an interest rate of 7.5% per annum. The transaction was recorded at par value of $.001.

        Interest of $5,058 has been accrued as of January 31, 2002 on the note.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

Results of Operations -For the quarter ended January 31, 2002 compare to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

The Company has no business operations. The Company had $1,866 and $1,302,991 in expenses for the three and six months period ended January 31, 2002 and $4,281 and $4,281 for the three and six months period ended 2001. The Company had no revenues for the three and six months period ended January 31, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the six months ended January 31, 2002.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VOYAGER GROUP, INC.

                                  (Registrant)


Date:    March 25, 2002                 By:    /S/  Marlen Johnson
                                        ----------------------------------------
                                        Marlen Johnson, President, Secretary
                                        and Director
                                       (Principle Executive & Financial Officer)