Form 10QSB
period 2002-04-30
VOYAGER GROUP INC
filed 2002-06-14
CIK 1029262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2002

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission file number: 0-21961


                              Neoteric Group, Inc.
        (Exact name of small business issuer as specified in its charter)



                  Nevada 76-0487709
            (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)        Identification No.)


               3450 E Russell Road, Suite 125 Las Vegas, NV 89120
               (Address of principal executive offices, Zip Code)


                                 (702) 214-4229
                (Issuer's telephone number, including area code)


             Voyager Group, Inc. 6388 Caste Jon, La Jolla, CA 92037
                            (Former name and address)



The number of shares outstanding of the issuer's common stock as of June 13, 2002 was 23,618,323.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANT'S REPORT


Neoteric Group, Inc.
(Formerly Voyager Group, Inc.)
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Neoteric Group, Inc. (Formerly Voyager Group, Inc.) (a development stage company) as of April 30, 2002 and July 31, 2001, and the related statements of operations for the three and nine months and cash flows for the nine months ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
June 6, 2002

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                  April 30,        July 31,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Total Assets- Note Receivable                                  $       246,190  $            -
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                           $        32,591  $        7,064
                                                               ---------------  --------------

Total Current Liabilities                                               32,591           7,064
                                                               ---------------  --------------

Stockholders' Equity:

  Preferred Stock, $.001 par value;
    Series J-1999; 50 shares authorized,
      0 shares issued and outstanding                                        -               -
    Series J-2000; 1,000 shares authorized,
      60 and 20 shares issued and outstanding                                -               -
    Series AA 1996; 1,000 shares authorized,
      0 and 0 shares issued and outstanding                                  -               -
   Series Z-2001; 2,000,000 shares authorized,
      6,000 and 0 issued and outstanding                                     6               -
  Common Stock; $.001 par value;
    2,050,000,000 shares authorized;
    522,412,585 and 25,404,195 shares
    issued and outstanding April 30, 2002
    and July 31, 2001, respectively                                    522,413          25,404
  Additional Paid-in Capital                                         1,133,545          93,155
  Retained Earnings (Deficit)                                         (104,338)       (104,338)
  Deficit Accumulated During Development Stage                      (1,338,027)        (21,285)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        213,599          (7,064)
                                                               ---------------  --------------

Total Liabilities and Stockholders' Equity                     $       246,190  $            -
                                                               ===============  ==============

                 See accompanying notes and accountants' report

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                   Cumulative
                                                                                     Since
                                                                                 April 1, 2000
                          For the Three Months Ended   For the Nine Months Ended  Inception of
                                  April 30,                    April 30,          Development
                             2002          2001           2002          2001         Stage
                         ------------ --------------- ------------- ------------- -------------
Revenues                 $          - $             - $           - $           - $           -
                         ------------ --------------- ------------- ------------- -------------

Expenses                       23,368             767     1,326,359         5,048     1,347,644
                         ------------ --------------- ------------- ------------- -------------

       Operating Loss         (23,368)           (767)   (1,326,359)       (5,048)   (1,347,644)

Other Income (Expense)

       Interest                 4,559               -         9,617             -         9,617
                         ------------ --------------- ------------- ------------- -------------

       Net Income (Loss) $    (18,809)$          (767)$  (1,316,742)$      (5,048) $ (1,338,027)
                         ============ =============== ============= ============== ============
Basic & Diluted
       loss per share    $          - $             - $           - $           -
                         ============ =============== ============= =============




                        See accompanying notes and accountants' report.

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                April 1, 2000
                                                  For the Nine Months Ended      Inception of
                                                          April 30,              Development
                                               -------------------------------
CASH FLOWS FROM OPERATING                           2002            2001            Stage
-------------------------
                                               --------------- ---------------  --------------
ACTIVITIES:
Net Loss                                       $    (1,316,742)$        (5,048) $   (1,338,027)
Common Stock Issued for Expenses                     1,064,254               -       1,078,475
Preferred Stock Issued for Expenses                          5                               5
Common Stock Issued for Note Receivable                236,573               -         236,573
Increase in Notes Receivable-Accrued Interest           (9,617)              -          (9,617)
Increase (Decrease) in Accounts Payable                 21,351           5,048          28,415
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                 (4,176)              -          (4,176)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                  -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances                       4,176                           4,176
Proceeds From Capital Stock Issued                           -               -               -
                                               --------------- ---------------  --------------
  Net cash provided by financing activities              4,176               -           4,176
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash Paid During the Year For Interest         $             -  $            -  $            -

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

                 See accompanying notes and accountants' report

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

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

        On March 31, 2000, Save on Meds. Net spun off its subsidiary Voyager Group, Inc. On June 13, 2001, the Company acquired 181.61 shares of Convertible Preferred Series J (convertible to common at 220,000 per share or 39,954,200 shares) of Voyager Group, Inc., a Delaware corporation, in exchange for 181.61 shares of the Company. Because of this acquisition the Company changed its name from Save on Meds.Net to Voyager Group, Inc. On October 19, 2001, both companies mutually agreed to terminate the merger and the 181.61 shares were returned to treasury and Voyager Group, Inc, (A Nevada Corporation) returned to the same position it was in before the merger, except the Company decided to keep the name Voyager Group, Inc. On June 8, 2002, the Company merged with Olympic Environmental, LTD. and changed its name to Neoteric Group, Inc.(See Note 8).

        Since April 1, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        Neoteric Group, Inc. (Formerly Voyager Group, Inc.) will be in the business of production and development of Solar Photovoltaic (PV) systems for various energy applications, the development of general solar systems and devices and the assembly of PV.

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2002
                                   (Unaudited)

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

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                (Numerator)     (Denominator)

                                                 For the Three Months Ended April 30, 2002
Basic Loss per Share
Loss to common shareholders                   $       (18,809)   2,713,612,585  $            -
                                              ===============  ===============  ==============

                                                  For the Nine Months Ended April 30, 2002
Basic Loss per Share
Loss to common shareholders                   $(1,316,742)       1,697,199,914  $            -
                                              ===============  ===============  ==============

                                                 For the Three Months Ended April 30, 2001
Basic Loss per Share
Loss to common shareholders                   $          (767)       9,869,555  $            -
                                              ===============  ===============  ==============

                                                  For the Nine Months Ended April 30, 2001
Basic Loss per Share
Loss to common shareholders                   $        (5,048)       9,869,555  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive or immaterial for 2002 and 2001 and are thus not considered.

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2002
                                   (Unaudited)

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

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2002
                                   (Unaudited)

NOTE 2 - PREFERRED STOCK (Continued)

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

        On October 19, 2001, the Company created convertible Preferred Convertible Stock Series Z-2001, authorizing the issuance of two million shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 1,000,000 shares of common stock per preferred share converted. On April 10, 2002, 4,900 shares were issued to the Company's sole officer and director for services.

NOTE 3 - INCOME TAXES

        As of April 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,442,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2002
                                   (Unaudited)

NOTE 5 - COMMITMENTS

        As of April 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

        Interest of $9,617 has been accrued as of April 30, 2002 on the note.

                               NEOTERIC GROUP, INC
                         (Formerly VOYAGER GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2002
                                   (Unaudited)

NOTE 8- SUBSEQUENT EVENTS

        On June 8, 2002, Neoteric Group, Inc. (Formerly Voyager Group, Inc.) signed a merger agreement with Olympic Environmental, LTD. In connection with the merger, the outstanding shares of preferred stock Series Z-2001 of Neoteric Group, Inc. (Formerly Voyager Group, Inc.) were converted into common stock, 40 shares of series J-2000 were cancelled and a 100,000 to 1 reverse common stock split was authorized, leaving 65,224 shares of common stock. Shareholders of Olympic Environmental received 3 shares of Neoteric Group, Inc. (Formerly
Voyager Group, Inc.) post split Common Stock for every one share of Olympic Common Stock. Also on June 8, 2002, the Company changed its name to Neoteric Group, Inc.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

        This  discussion   should  be  read  in  conjunction  with  Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

Introduction

        Neoteric Group, Inc. (Fomerly Voyager Group, Inc.) will be in the business of production and development of Solar Photovoltaic (PV) systems for various energy applications, the development of general solar systems and devices and the assembly of PV.

        The Company has secured major specialists and technologies necessary to establish a high- tech production and to become a major supplier of PV panels environmentally safe energy at competitive prices.

        The Company has plans to enter American and Mediterranean markets with high technology products to take full advantage of the shift towards environmentally friendly power generation. The Company plans to become a leader in the above-mentioned regions in solar technology and provide optimized scientific solutions to many energy problems.

        Furthermore, the Company plans to develop an intellectual property base, acquiring patents either through its R&D work and/or by purchasing granted patents from other entities, consequently increasing its net worth. The Company is also establishing strategic alliances with various parties for the design and development of advanced photovoltaic products.

Results of Operations

        For the quarter ended April 30, 2002 compared to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

        The Company has no business operations. The Company had $18,809 and $1,316,742 in expenses for the three and nine months period ended April 30, 2002 and $767 and $5,048 for the three and nine months period ended 2001. The Company had no revenues for the three and nine months period ended April 30, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 2.  Changes in Securities

        On April 10, 2002, 4,900 shares of Series Z-2001 Preferred Stock were issued for services.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Other Information

        Changes in Control of Registrant

        On June 8, 2002, the Company entered into a merger agreement with Olympic Environmental, LTD. whereby 23,553,099 shares of common stock were issued to the shareholders of Olympic Environmental, giving the shareholders of Olympic 99.72% controlling interest in the Company.

        The following chart sets forth the beneficial owners:

                                                                Amount of
                                Name and Address of            Beneficial       Percent of
   Title of Class                Beneficial Owner               Ownership          Class
--------------------    -----------------------------------   -------------    -------------

Common Stock
                        Steve Bailey
                        349 Juanita, Glendora, CA                 1,350,000         6%

                        Herbert Kuglmeier
                        6523 Barcelona Ave, Tuscon, AZ            3,000,000         13%

                        Pitergoff, Inc.
                        Address Unknown                          13,200,000         56%

        Acquisition or Disposition of Assets

        Since its formation on June 12, 1990, Neoteric Group, Inc. (Formerly Voyager Group), a Nevada corporation (the "Company"), has not engaged in any operations other than organizational matters until it closed on the merger of Olympic Environmental, on June 8, 2002. Neoteric Group, Inc. was formed specifically for the purpose of either merging with or acquiring an operating company with operating history and assets.

        The consideration for the acquisition of Olympic Environmental was the issuance to Olympic Environmental shareholder's, of 99.72 percent of the common stock of Neoteric Group, Inc. The exchange rate was the product of negotiations between the parties and reflects their estimate of the value of the assets and liabilities of Olympic Environmental.

        On June 8, 2002, the Company entered into a merger agreement whereby in exchange for 23,553,099 shares of our common stock, merged with Olympic Environmental. Olympic Environmental has been in the business of developing mining properties, however after 1999 all activities were abandoned and the Company has been in the development stage. The merger with Olympic Environmental closed on June 8, 2002.

        Financial Statements and Exhibits

        The required audited financial statements of Olympic Environmental will be included in the Form 10-KSB for the year ending July 31, 2002. See attached proforma financial statements regarding merger with Olympic Environmental, LTD.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

        On June 8, 2002, Neoteric Group, Inc. (Formerly Voyager Group, Inc.) acquired the business and operations of Olympic Environmental, LTD. See "The Merger". The following unaudited pro forma condensed combined financial statements are based on the April 30, 2002 historical financial statements of Neoteric Group, Inc. (Formerly Voyager Group, Inc.) and Olympic Environmental, LTD., giving effect to the transaction under the purchase method of accounting, with Olympic Environmental treated as the acquiring entity for financial reporting purposes.

        The unaudited pro forma condensed combined balance sheet presenting the financial position of the combined company assumes the exchange occurred as of April 30, 2002. The unaudited pro forma condensed combined statement of operations for the year ended July 31, 2001 presents the results of operations of the combined company, assuming the exchange was completed on August 1, 2000. The unaudited pro forma condensed combined statement of operations for the nine months ended April 30, 2002 presents the results of operations of the combined company, assuming the exchange was completed on August 1, 2001.


        The unaudited pro forma condensed combined financial statements have been prepared by management of Neoteric Group, Inc. (Formerly Voyager Group, Inc.) and Olympic Environmental, LTD based on the financial statements. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and the historical financial information of Neoteric Group, Inc. (Formerly Voyager Group, Inc.) and Olympic Environmental, LTD (including the notes thereto).

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                 APRIL 30, 2002

                                                                   Neoteric
                                                                  Group, Inc
                                                                  (Formerly                                           Pro Forma
                                                                   Voyager          Olympic        Pro Forma           Combined
                                                                 Group, Inc.)    Environmental    Adjustments          Balance
                                                               ----------------  --------------  --------------     --------------
ASSETS
Current Assets                                                 $              -  $       27,890  $            -     $       27,890

Notes Receivable                                                        246,190               -               -            246,190
                                                               ----------------  --------------  --------------     --------------

     Total Assets                                              $        246,190  $       27,890  $            -     $      274,080
                                                               ================  ==============  ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable & Accrued Expenses                            $         32,591  $            -  $            -     $       32,591
                                                               ----------------  --------------  --------------     --------------

     Total Liabilities                                                   32,591               -               -             32,591
                                                               ----------------  --------------  --------------     --------------

Stockholders' Equity:
  Preferred Stock                                                             6               -              (6)   A             -
  Common Stock                                                          522,413           7,851        (506,646)   A        23,618
  Additional Paid in Capital                                          1,133,545         321,471        (935,713)   A       519,303
  Retained Earnings (Deficit)                                          (104,338)              -         104,338    A             -
  Deficit Accumulated During the
     Development Stage                                               (1,338,027)       (301,432)      1,338,027    A      (301,432)
                                                               ----------------  --------------  --------------     --------------
     Total Stockholders' Equity (Deficit)                               213,599          27,890               -            241,489
                                                               ----------------  --------------  --------------     --------------

     Total Liabilities and Stockholders' Equity                $        246,190  $       27,890  $            -     $      274,080
                                                               ================  ==============  ==============     ==============

    See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED JULY 31, 2001


                                                                   Neoteric
                                                                  Group, Inc
                                                                   (Formerly                                          Pro Forma
                                                                    Voyager         Olympic        Pro Forma           Combined
                                                                 Group, Inc.)    Environmental    Adjustments          Balance
                                                                ---------------  --------------  --------------     --------------

Revenues                                                        $             -  $            -  $            -     $            -

Expenses:
   General & Administrative                                             (21,285)              -               -            (21,285)
                                                                ---------------  --------------  --------------     --------------
          Total Operating Expenses                                      (21,285)              -               -            (21,285)
                                                                ---------------  --------------  --------------     --------------

Net Operating Income (Loss)                                             (21,285)              -               -            (21,285)

Other Income (Expense)                                                        -               -               -                  -
Taxes                                                                         -               -               -                  -
                                                                ---------------  --------------  --------------     --------------

Net Income (Loss)                                               $       (21,285) $            -  $            -            (21,285)
                                                                ===============  ==============  ==============     ==============

Loss per share                                                  $             -  $            -  $            -     $         0.00
                                                                ===============  ==============  ==============     ==============

Weighted average shares outstanding                                  12,456,802       1,500,000                         23,553,224
                                                                ===============  ==============                     ==============



    See accompanying notes to unaudited pro forma condensed combined financial statements.

                         UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED APRIL 30, 2002

                                                                   Neoteric
                                                                  Group, Inc
                                                                  (Formerly                                           Pro Forma
                                                                   Voyager          Olympic        Pro Forma           Combined
                                                                 Group, Inc.)    Environmental    Adjustments          Balance
                                                               ----------------  --------------  --------------     --------------

Revenues                                                       $              -  $            -  $            -     $            -

Expenses:
   General & Administrative                                           1,326,359           1,432               -          1,327,791
                                                               ----------------  --------------  --------------     --------------
          Total Operating Expenses                                   (1,326,359)         (1,432)              -         (1,327,791)
                                                               ----------------  --------------  --------------     --------------

Net Operating Income (Loss)                                          (1,326,359)         (1,432)              -         (1,327,791)

Other Income (Expense)                                                    9,617               -               -                  -
Taxes                                                                         -               -               -                  -
                                                               ----------------  --------------  --------------     --------------

Net Income (Loss)                                              $     (1,316,742) $       (1,432) $            -         (1,327,791)
                                                               ================  ==============  ==============     ==============

Loss per share                                                 $              -  $            -  $            -     $        (0.06)
                                                               ================  ==============  ==============     ==============

Weighted average shares outstanding                               1,697,199,914       1,500,000                         23,618,323
                                                               ================  ==============                     ==============

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL
STATEMENTS

(1)     General

In the merger involving Neoteric Group, Inc. (Formerly Voyager Group, Inc.) and Olympic Environmental, LTD, Olympic Environmental, LTD. was merged with and into Neoteric Group, Inc. (Formerly Voyager Group, Inc.). Under the Plan of Merger, Olympic Environmental's Common Stock shareholders received three Common Shares for every one Common Share of Olympic Environmental. In connection with the merger, all of Neoteric Group, Inc.'s (Formerly Voyager Group, Inc.) Preferred Stock was converted into Common Stock and a 100,000 to 1 reverse stock split was approved. Olympic Environmental has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets sold in order to allocate the purchase price among the assets sold. For purposes of preparing these pro forma financial statements, certain assumptions as set forth in the notes to the pro forma adjustments have been made in allocating the sales price to the net assets sold. As such, the pro forma adjustments discussed below are subject to change based on final appraisals and determination of the fair market value of the assets and liabilities of Olympic Environmental.

(2)     Fiscal Year Ends

        The unaudited pro forma condensed combined statements of operations for the year ended July 31, 2001 and the nine months ended April 30, 2002, include Neoteric Group's (Formerly Voyager Group, Inc.) and Olympic Environmental's operations on a common fiscal year. The financial statements of Olympic
Environmental have been conformed to the fiscal year ended July 31, 2001 by including the operating results of Olympic Environmental for the period August 1, 2000 to December 31, 2000 and including such results for the seven months ended July 31, 2001. The financial statements of Olympic Environmental have been conformed to the nine months ended April 30, 2002 by including the operating results of Olympic Environmental for the period August 1, 2001 to April 30, 2002.

(3)     Pro Forma Adjustments

        The adjustments to the accompanying unaudited pro forma condensed combined balance sheet as of April 30, 2002, are described below:

        (A) Record merger by issuing 23,618,323 shares of Common Stock, par value $0.001, converting 6,000 Preferred Shares Series Z-2001 to 6,000,000,000 Common Stock, Cancelling 40 Preferred Shares Series J-2000 and recording 100,000 to 1 reverse stock split.

        The adjustments to the accompanying unaudited pro forma condensed combined statements of operations are described below:

        There are no anticipated adjustments to the statements of operations as a result of the merger.

        Change in Fiscal Year

        Olympic Environmental, in connection with the merger with Neoteric Group (Formerly Voyager Group, Inc.) has elected to change its fiscal year end from December 31 to July 31. A transition report will be filed on Form 10-KSB for the seven months ending July 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit Number       Exhibit Name
               2.1                  Certificate and Agreement of Merger

        (b)    Reports on Form 8-K
               The Company did not file a report on Form 8-K during the three months ended April 30, 2002.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEOTERIC GROUP, INC.
                         (FORMERLY VOYAGER GROUP, INC.)

                                  (Registrant)


Date:    June 13, 2002            By:    /S/
                                        ----------------------------------------
                                        Marlen Johnson, President, Secretary
                                        and Director
                                       (Principle Executive & Financial Officer)